Form 10KSB
period 2005-07-31
AAA Minerals Inc.
filed 2005-10-28
CIK 1304741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2005
                                               -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-119848
                                               ----------


                                AAA MINERALS INC.
                                -----------------
                 (Name of small business issuer in its charter)



            Nevada                                       Applied For
            ------                           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                 3841 Amador Way
                               Reno, Nevada, 89502
                              --------------------
                    (Address of principal executive offices)

                                 (775) 827-2324
                                 ---------------
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class                        Name of each exchange on which
    to be so registered                        each class is to be registered

          None                                              None

Securities to be registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

               Yes      X                                No _____
                  ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                Yes      X                               No _____
                   -----------


State issuer's revenues for its most recent fiscal year:          Nil
                                                         -----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$628,000 as at October 31, 2005  based  on  the last sale's  price of our common
--------------------------------------------------------------------------------
                                     stock
                                     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             5,512,000 shares of common stock as at October 28, 2005
             -------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS...............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................12
ITEM 3:  LEGAL PROCEEDINGS....................................................12
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............12
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............13
ITEM 7:  FINANCIAL STATEMENTS.................................................13
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES.........................................................28
ITEM 8A:  CONTROLS AND PROCEDURES.............................................28
ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........28
ITEM 10:  EXECUTIVE COMPENSATION..............................................30
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......30
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................31
ITEM 13:  EXHIBITS AND REPORTS................................................31
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................31

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We have commenced operations as an exploration stage mineral exploration company. However, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the BA property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the BA property is determined. Economic feasibility refers to a formal evaluation completed by an engineer or geologist which confirms that the property can be successfully operated as a mine. Legal feasibility refers to a formal survey of the claims boundaries to ensure that all discovered mineralization is contained within these boundaries.

We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 100% interest in five contiguous mineral claims collectively known as the BA property.

Our plan of operation is to conduct exploration work on the BA property in order to ascertain whether it possesses economic quantities of copper, gold or silver. There can be no assurance that economic mineral deposits or reserves, exist on the BA property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible. Economic feasibility refers to an evaluation completed by an engineer or geologist whereby he or she analyses whether profitable mining operations can be undertaken on the property. We intend to continue exploration on the BA property until the geologist that oversees a program advises us that it is unlikely that the claims could contain a mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.

We have only recently commenced the initial phase of exploration on the BA property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Even if we complete the currently recommended exploration programs on the BA property and they are successful, we will need to spend substantial additional funds on further drilling and engineering studies before we will ever know if there is a commercially viable mineral deposit, a reserve, on the property.

The BA property is without known reserves. Our proposed programs are exploratory in nature.

BA Property Purchase Agreement

On June 23, 2004, we entered into an agreement with Carla Bird and Jessie M. Wall, whereby they agreed to sell to us a total of five mineral claims located in the Lillooet Mining Division, British Columbia. In order to acquire a 100% interest in these claims, we issued 250,000 of our common shares each to Ms. Bird and Ms. Wall. At the closing of the agreement, we were required to deliver certificates to the vendors representing a total of 500,000 shares of restricted common stock in our capital. They were required to deliver to us a bill of sale absolute that allows us to register a 100% interest in the claims comprising the BA property in our name. We issued the 500,000 shares at a deemed price of $0.001 each for a total deemed value of $500.

Ms. Bird and Ms. Wall acquired the claims comprising the BA property in April 2004 for the sum of $10,000. They did not conduct any exploration on the BA property or pay any funds to the British Columbia government in order to maintain the property in good standing prior to selling it to us.

Other than selling the BA claims to us, neither Ms. Bird nor Ms. Wall have had any relationship or affiliation with us or our management. They acquire the claims from George Nicholson of Vancouver, British Columbia. Mr. Nicholson original acquired the BA mineral claims by filing for mineral title with the government.

There are no agreements or understandings between Ms. Bird, Ms. Wall and any other parties with respect to acquiring the BA claims and contributing the property to us.

Title to the BA Property

The BA property consists of five mineral claims. We are the beneficial owner of a 100% interest in the claims and are in the process of registering the claims in our name. There are no other underlying agreements or interests in the property.

These claims will only be valid as long as we spend a minimum of $2,000 in exploration work on each claim each year. Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing. This exploration work, or cash payments in lieu, will be due by November 14, 2006.

A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground.

The fee simple owner of the real property underlying the claims that comprise the BA property is the government of British Columbia. The government has the right to sell title to this land to a third party, but is unlikely to do so given the remote location of the property. We have the right to explore the property for mineralization, provided such exploration does not unreasonably disturb the fee simple owner's use of the land. Because the property is undeveloped, the British Columbia government's rights to the land use will not be impacted and it will not have any obligations respecting the land.

Specifics of the five mineral claims are as follows:

Claim Name            Claim Number   Date of Recording       Date of Expiry
----------            ------------   -----------------       ---------------

BA 1                    406694         Nov 14, 2003           Nov 14, 2006
BA 2                    406695         Nov 14, 2003           Nov 14, 2006
BA 3                    406696         Nov 14, 2003           Nov 14, 2006
BA 4                    406697         Nov 14, 2003           Nov 14, 2006
BA 5                    406698         Nov 14, 2003           Nov 14, 2006

The claims comprising the BA property are in good standing until November 14, 2006. In order to keep the claims comprising the BA property in good standing beyond this date, we must incur at least $22,000 in exploration work on the claims prior to November 14, 2006. The expiry date is thereby extended for an additional two years to November 14, 2008. The claims cover an area of 2,500 hectares.

Description, Location and Access

The BA property is located in the Lillooet Mining Division, British Columbia. The claims are located 95 kilometers northwest of the town of Squamish, which is approximately a one hour drive from the city of Vancouver. From Squamish, the claims may only be accessed by helicopter.

The BA property has a rugged topography with surface elevations ranging from 2,000 to 7,000 feet. Mountains rise abruptly on the north side of the property. The highest peak on the property is approximately 7,060 feet above sea level. The south and southwest of the property are bordered by glaciers.

The climate in the region of the BA property is generally warm during the summer, although brisk winds are common on unprotected ridges and peaks. The nearest weather station records a mean rainfall of 741 millimeters per year, a mean snowfall of 2,824 millimeters per year and a mean daily temperature varying from a low of -6.1(0)C to a high of 18.6(0)C. However, conditions are more severe at higher elevations. The area's climate is likened to that of the western interior of British Columbia. We will be unable to conduct exploration on the property generally from November to March of each year due to snowfall. Accordingly, we intend to schedule exploration programs from the spring to autumn each year.

The treeline on the property is located at approximately 1,600 meters on the north facing slope. At lower elevations, cedar, cottonwood, whie pine, Douglas fir and hemlock fir are common with Douglas and hemlock fir being more common at higher elevations. Alpine fir, mosses and grasses are found above the treeline.

There is no power source located on the BA property. We will need to use portable generators if we require a power source for exploration of the property.

Mineralization and Exploration History

George Nicholson, a professional geologist who is at arm's length to us, discovered the BA property in 2003 during a self-commissioned helicopter reconnaissance trip to located mineralized areas newly exposed due to the retreat of glaciers. We do not have any relationship with Mr. Nicholson. Mr. Nicholson was the original owner of the BA property. He subsequently sold these claims to Carla Bird and Jesse M. Wall, who in turn sold the claims to us.

Gossans are rusty colored surface rock which is caused by the oxidation of pyrite, a rock type more commonly known as "fool's gold". Since pyrite is often associated with mineral deposits, gossans can be a guide to discovering them. The claims partially cover newly exposed mineralization contained within a package of rocks known for mineral occurrences and economic deposits.

The geology of the BA property can be divided into three parts: sediments to the north, volcanic rocks to the east and quartz diorite, a rock formed from the cooling of molten rock beneath the earth's surface, to the west and southwest. The principal plutonic rock is a coarse-grained quartz diorite. Plutonic rock is created when molten rock solidifies at great depth in the earth.

There are no equipment or other infrastructure facilities located on the BA property. As well, the property is free of any mineral workings as only initial sampling has been completed on the property. This sampling resulted in the discovery of anomalous values, principally in copper, but also in gold, silver and barium. No economic values have been discovered to date. We were not involved in the previous sampling program conduct on the BA property and are not aware of the laboratory that processed the samples. We are not affiliated with any assay analyzing laboratory.

There is no other recorded work or evidence of previous exploration work within the areas of the BA property. We have not incurred any exploration expenditures on the BA property to date. Neither our directors and officers, nor either of the vendors of the property, have not been to the property.

Geological Report: BA Property

We have obtained a geological report on the BA property that was prepared by Mr. Glen Macdonald, a professional geologist, of Vancouver, British Columbia. We commissioned the report in June 2004. The geological report summarizes the results of exploration on the BA property and makes a recommendation for further exploration work.

Mr. Macdonald completed the report during June and July 2004. His report is based upon a review of exploration data filed with the British Columbia government. Mr. Macdonald did not attend the property or conduct any exploration as part of its report preparation.

In his report, Mr. Macdonald concludes that further exploration work on the BA property is recommended. He bases this decision on the fact that the BA property covers newly exposed mineralization contained within a package of rocks known for mineral occurrences and economic deposits. As well, from initial sampling of the property, anomalous values, principally in copper, but also in gold, silver and barium were discovered. "Anomalous values" are levels of metals that are higher than those typically found in an ordinary sample of rock.

He recommends an initial program of sampling and mapping. Sampling consists of gathering soil or pieces of rock that appear to contain precious metals such as gold and silver, or industrial metals such as copper. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content. We will not have any affiliation with this laboratory.

Geological mapping involves plotting previous exploration data relating to the BA property on a map in order to determine the best locations to conduct subsequent exploration work.

The mapping portion of the program will allow us to determine which areas of the property have shown the greatest potential to host a mineral deposit. The sampling portion of the program will allow us to determine which areas of the property have the highest precious or base mineral content. We can then focus future exploration in these areas.

Mr. Macdonald  proposes   the  following  budget   for  this  initial  phase  of
exploration:

         Geologist                           $800
         Technician                          $400
         Room and board                      $200
         Supplies                            $200
         Helicopter                        $2,400
         Assays                              $900
         Report                            $1,000
         Filing Fees                         $400

         Total:                            $6,200

Based upon the results from this initial phase, Mr. Macdonald recommends a phase two program consisting of more detailed mapping and sampling of areas of interest determined as a result of the phase one exploration program. The program will be more detailed in that a greater number of samples will be gathered and, as a result, more sampling data will be mapped. The proposed budget for the second phase is as follows:

         Geologist                         $2,000
         Technician                        $1,000
         Room and board                      $500
         Supplies                            $200
         Helicopter                        $3,600
         Assays                            $1,500
         Report                            $2,000
         Filing Fees                         $800

         Total:                           $11,600

In a mapping and sampling program, the geologist is responsible for making observations regarding property rock formations, plotting data on property maps and choosing sample locations. The technician is essentially an assistant to the geologist who carries equipment, places flags on sample areas, takes the samples and properly labels them.

In our initial two phases of exploration, we anticipate using sample bags, metal sample tags, record books, sample cards, flagging materials and maps.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of British Columbia, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface. This would first occur during the drilling phase of exploration.

In addition, production of minerals in the province of British Columbia requires prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. Our first two phases of exploration, which will consist of grid emplacement; geological, geochemical and geophysical surveys; and trenching will not require any reclamation and environmental mediation work because there will not be significant physical disturbance to the land. Subsequent drilling will require some remediation work, which is not expected to exceed $10,000. This estimate is based on Mr. Macdonald's experience in conducting such exploration programs and remediation work. We will need to raise additional funds to finance any drilling program, including remediation costs.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-        Water discharge will have to meet water standards;

-        Dust generation will have to be minimal or otherwise re-mediated;

- Dumping of material on the surface will have to be re-contoured and re-vegetated;

- An assessment of all material to be left on the surface will need to be environmentally benign;

-        Ground water will have to be monitored for any potential contaminants;

- The socio-economic impact of the projec will have to be evaluated and if deemed negative, will have to be re-mediated; and

- There will have to be an impact report of the work on the local fauna and flora.

While it is difficult to know exactly how much these costs will be until we have a better indication of the size and tenor of any production operation, we would expect that they could be as high as $100,000.

During the initial phases of exploration, there will be no significant costs of compliance with government regulations.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO COMPLETE PLANNED EXPLORATION ON THE BA PROPERTY OR GENERATE REVENUE.

Our current operating funds are less than necessary to complete all intended exploration of the BA property, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the BA property. While we have sufficient funds to conduct initial exploration on the property, we will require additional financing in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of exploration of the BA property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for copper, gold and silver, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the BA property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only commenced initial exploration on the BA property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on May 26, 2004 and, to date, we have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to
exploration,   and  additional  costs  and  expenses  that  may  exceed  current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the BA property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, IT IS UNLIKELY THAT WE WILL DISCOVER A MINERAL DEPOSIT ON THE BA CLAIMS.

The search for valuable minerals as a business is extremely risky. We cannot provide investors with any assurance that our mineral claims contain economic mineralization or reserves of copper, gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, which is likely, we will be unable to generate any revenues from operations and will be unable to successfully complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We have incurred losses since our inception resulting in an accumulated deficit of $25,575 at July 31, 2005. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The BA property does not contain any known bodies of mineralization. We will require additional funds in order to develop the property even if our exploration programs are successful. At this time, we cannot assure investors that we will be able to obtain financing. If we are unable to raise needed financing, we will have to delay or abandon further exploration efforts. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR COST OF CONDUCTING EXPLORATION COULD INCREASE SUBSTANTIALLY, RESULTING IN GREATER CORPORATE LOSSES.

There are several governmental regulations that materially restrict mineral property exploration and development. Under British Columbia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence drilling operations on the BA property, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of mineral properties is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for certain minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. For example, foreign ownership laws that are applicable in certain business sectors, could be applied to mineral property ownership, or laws relating to national parks could be applied to the BA claims if current park boundaries are expanded. Current Canadian foreign ownership laws in sectors such as banking and media require government approval of any ownership transfers to foreign individuals and corporations. If such laws are extended to mineral property ownership, we may be prevented from holding title to mineral claims located in Canada because we are incorporated in the United States. Any new laws would increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWN 54.4% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 54.4% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR DIRECTORS  HAVE OTHER  BUSINESS  INTERESTS,  THEY MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Dr. Abbott and our secretary and treasurer, Mr. LaPrairie, intend to respectively devote 25% and 10% of their business time to our affairs. It is possible that the demands on Dr. Abbott and Mr. LaPrairie from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Dr. Abbott and Mr. LaPrairie may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

BECAUSE WE ONLY HAVE MINERAL EXPLORATION RIGHTS TO THE BA PROPERTY, THE LANDOWNER MAY BE ABLE TO PREVENT US FROM CONDUCTING EXPLORATION ON THE CLAIMS.

We hold the exclusive right to explore the BA property for mineralization and to remove minerals from the property. However, our rights are subject to those held by the fee simple property owner, the government of British Columbia, to make use of the land. If the government decides to develop, sell or make any other use of the land, our right to explore the property could be impacted. As a result, we would not be able to continue exploration on the property and we would be forced to abandon our business plan.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for listing of our common stock on the over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares of common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not ownership or leasehold interest in any property. Our president, Mr. Earl Abbott, provides us with office space and related office services free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we have applied to have our shares of common stock quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We had 38 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended phase one and phase two mapping and sampling programs on the BA property. We anticipate that the costs of these programs will be approximately $18,000.

As well, we anticipate spending an additional $25,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $43,000.

While we have enough funds on hand to complete the initial phase of exploration on the BA property, we will require additional funding to cover all additional exploration, as well as our administrative expenses and additional exploration of the BA property. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the BA property. We have not undertaken any efforts to locate a joint venture partner. There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.

If we are unable to arrange additional financing or find a joint venture partner for the BA property, our business plan will fail and operations will cease.

Results Of Operations For Period Ending July 31, 2005

We did not earn any revenues from our incorporation on May 26, 2004 to July 31, 2005. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $25,575 for the period from our inception on May 26, 2004 to July 31, 2005. These operating expenses were comprised of accounting and audit fees of $12,876, mineral property costs of $7,500, filing fees of $2,442, legal fees of $2,030, consulting fees of $500 and bank charges of $227.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

                                AAA MINERALS INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                            Year Ended July 31, 2005

                                                     MOEN AND COMPANY
                                                  CHARTERED ACCOUNTANTS

Member:                                                                                     Securities Commission Building
Canadian Institute of Chartered Accountants                                                   PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia                                Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)
                                                                                               Vancouver, British Columbia
Registered with:                                                                                            Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)                                                     Telephone:  (604) 662-8899
Canada  - British Columbia Public Practice Licence                                                    Fax:  (604) 662-8809
                                                                                                  Email:  moenca@telus.net
--------------------------------------------------------------------------------------------------------------------------



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
AAA Minerals Inc.  (A Nevada Corporation) (An Exploration Stage Company)

We have audited the accompanying balance sheets of AAA Minerals Inc. (A Nevada Corporation) (An Exploration Stage Company) as of July 31, 2005 and July 31, 2004, and the related statements of operations, retained earnings, cash flows and changes in stockholders' equity for the year ended July 31, 2005 and inception date, of May 26, 2004 to July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAA Minerals Inc. (A Nevada Corporation) (An Exploration Stage Company) as of July 31, 2005 and July 31, 2004, and the results of its operations and its cash flows for the year ended July 31, 2005 and the period from incorporation date of May 26, 2004 to July 31, 2004 and cumulative from May 26, 2004 to July 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about he Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these maters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           "Moen and Company"
Vancouver, British Columbia, Canada

                                                        Chartered Accountants
October 28, 2005

                     "Independent Accountants and Auditors"

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
BALANCE SHEETS
July 31, 2005, and July 31, 2004
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                     2005                   2004
                                                                                     ----                   ----
                                                                                                         As Restated
                                                                                                          (note 7)
Current Assets
   Cash                                                                           $ 15,503               $ 30,971
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $ 15,503               $ 30,971
==========================================================================================================================


                                   LIABILITIES
Current Liabilities
   Accounts payable and accrued liabilities                                       $  6,578                $  3,535
--------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    6,578                   3,535
--------------------------------------------------------------------------------------------------------------------------


                              STOCKHOLDERS' EQUITY

Common Stock (Note 4)
   75,000,000 shares authorized, with $0.001 par value per share
     5,512,000 shares issued and outstanding
     (July31, 2004 - 5,500,000 shares)
     Par value                                                                       5,512                  5,500
     Additional Paid in Capital                                                     28,988                 26,000
--------------------------------------------------------------------------------------------------------------------------
                                                                                    34,500                 31,500

Deficit Accumulated During The Exploration Stage                                   (25,575)                (4,064)
--------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                           8,925                 27,436
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                        $ 15,503               $ 30,971
==========================================================================================================================

                                                  Going Concern:  Note 1
Approved on Behalf of the Board:


                                    , Director and Chief Executive Officer
------------------------------------
                                    , Director and Chief Financial Officer
------------------------------------
    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)
--------------------------------------------------------------------------------


                                                                                     From           Cumulative From
                                                                  Year           May 26, 2004        May 26, 2004
                                                                 Ended          (Inception) to      (Inception) to
                                                                July 31,           July 31,            July 31,
                                                                  2005               2004                2005
                                                                  ----               ----                ----
                                                                                  As Restated        As Restated
                                                                                    (note 7)            (note 7)

Revenue                                                         $          -       $          -      $           -
----------------------------------------------------------------------------------------------------------------------

Expenses
   Accounting and audit fees                                           9,341              3,535              12,876
   Bank charges                                                          198                 29                 227
   Consulting                                                            500                  -                 500
   Filing fees                                                         2,442                  -               2,442
   Legal                                                               2,030                  -               2,030
   Mineral property costs                                              7,000                500               7,500
----------------------------------------------------------------------------------------------------------------------
Total Expenses                                                        21,511              4,064              25,575
----------------------------------------------------------------------------------------------------------------------

Net loss for the period                                         $    (21,511)      $     (4,064)     $      (25,575)
======================================================================================================================

Basic and diluted loss per share                                $      (0.00)             (0.00)
======================================================================================================================

Basic and Diluted
Weighted average number of shares                                  5,511,375          2,523,684
outstanding
======================================================================================================================


    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENT OF RETAINED EARNINGS (DEFICIT)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                     From           Cumulative From
                                                                  Year           May 26, 2004        May 26, 2004
                                                                 Ended          (Inception) to      (Inception) to
                                                                July 31,           July 31,            July 31,
                                                                  2005               2004                2005
                                                                  ----               ----                ----
                                                                                  As Restated        As Restated
                                                                                    (note 7)            (note 7)

Retained earnings, beginning of the period                     $      (4,064)      $         -       $           -

Net loss for the period                                              (21,511)          ( 4,064)            (25,575)

--------------------------------------------------------------------------------------------------------------------
Retained earnings (Deficit), end of period                         $ (25,575)        $ (4,064)    $        (25,575)
====================================================================================================================



    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US Dollars)

--------------------------------------------------------------------------------


                                                                                                           Cumulative From
                                                                                               From          May 26, 2004
                                                                              Year         May 26, 2004     (Inception) to
                                                                             Ended        (Inception) to       July 31,
                                                                            July 31,         July 31,
                                                                              2005             2004              2005
                                                                              ----             ----              ----
                                                                                           As Restated        As Restated
                                                                                             (note 7)          (note 7)
Operating Activities

   Net loss for the period                                                   $  (21,511)      $   (4,064)      $  (25,575)
   Item not requiring use of cash
     Mineral property costs                                                           -               500             500

   Change in non-cash working capital balance related to operations

     Accounts payable and accrued liabilities                                     3,043            3,535            6,578
-----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (18,468)             (29)         (18,497)
-----------------------------------------------------------------------------------------------------------------------------

Net cash from investing activities                                                    -                -                -
-----------------------------------------------------------------------------------------------------------------------------

Financing Activities

   Capital stock issued                                                           3,000           31,000           34,000
-----------------------------------------------------------------------------------------------------------------------------

Net cash from financing activities                                                3,000           31,000           34,000
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash during the period                                   (15,468)          30,971           15,503

Cash, beginning of the period                                                    30,971                -                -
-----------------------------------------------------------------------------------------------------------------------------

Cash, end of the period                                                      $   15,503       $   30,971       $   15,503
=============================================================================================================================

Supplemental Disclosure
    Interest paid                                                                     -                -
    Income taxes paid                                                                 -                -
    Shares issued for acquisition of mineral property                                 -                 500          500




    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
 (Expressed in US Dollars)

--------------------------------------------------------------------------------


                                                                                                Deficit
                                                                                              Accumulated
                                                                              Additional       During the
                                                    Common Shares               Paid-in       Exploration
                                           ---------------------------------
                                               Number         Par Value         Capital          Stage             Total
                                               ------         ---------         -------          -----             -----
                                                               @ $0.001       As Restated                       As Restated
                                                              per share        (note 7)                          (note 7)

Balance May 26, 2004 (Date of Inception)                -  $            -   $            -  $            -   $          -
Capital stock issued for cash
 - June, 2004 at $0.001                         3,000,000           3,000                -               -          3,000
 - June, 2004 at $0.01                          1,800,000           1,800           16,200               -         18,000
 - July, 2004 at $0.05                            200,000             200            9,800               -         10,000
Capital stock issued for mineral property
                                                  500,000             500                -               -            500
Net loss for the period from May 26,
  2004 (inception) to July 31, 2004                     -               -                -          (4,064)        (4,064)
-------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2004                          5,500,000  $        5,500   $       26,000  $       (4,064)  $     27,436
Capital stock issued for cash
 - August, 2004 at $0.25                           12,000              12            2,988               -          3,000
Net loss for the year                                   -               -                -         (21,511)      (21,511)
-------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2005                          5,512,000  $        5,512   $       28,988  $      (25,575)  $      8,925
===============================================================================================================================


    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2005
------------------------------------------------------------------------

Note 1   Nature and Continuance of Operations
         ------------------------------------
AAA Minerals Inc. (the "Company") was incorporated under the law of the State of Nevada on May 26, 2004, and this is also the inception date. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production or proceeds for the sale thereof.


Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $25,575 to July 31, 2005, and might not have sufficient operating funds for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business

Note 2   Summary of Significant Accounting Policies
         ------------------------------------------

Basis of Presentation
---------------------
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company's fiscal year end is July 31.

Mineral Property Costs
----------------------
The Company is in the exploration stage since its incorporation and inception on May 26, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2005
------------------------------------------------------------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

Use of Estimates and Assumptions
--------------------------------
The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
----------------------------
The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. There is no foreign currency translation adjustment to July 31, 2005.

Financial Instruments
---------------------
The carrying value of cash, and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs
-------------------
Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2005
------------------------------------------------------------------------


Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------


Income Taxes
------------
Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years, and is reduced to Nil by a valuation reserve.

Basic and Diluted Net Loss Per Share
------------------------------------
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended July 31, 2004.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2005
------------------------------------------------------------------------

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

Stock-based Compensation (cont'd)
------------------------

The  Company  has  elected to  continue  to  account  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To July 31, 2005 the Company has not granted any stock options.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No.
96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The  Company  has  also  adopted  the  provisions  of the  Financial  Accounting
Standards  Board  Interpretation  No.44,  Accounting  for  Certain  Transactions
Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

Comprehensive Loss
------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2005, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and Cash Equivalents
-------------------------
Cash represents funds on deposit with the Company's banker.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2005
------------------------------------------------------------------------

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

Note 3        Mineral Properties
              ------------------
Pursuant to a mineral property purchase agreement dated June 23, 2004, the Company acquired a 100% undivided right, title and interest in the BA claims represented by five mineral claims, located in the Lillooet Mining Division of British Columbia, Canada by issuance of 500,000 common shares of the Company's capital stock at a deemed price of $0.001 per share for cost of $500. This was originally stated at $5,000 and is restated in these financial statements to $500 as outlined in Note 7, below. This cost has been written off to operations in the fiscal year ended July 31, 2004. During the year ended July 31, 2005 the company incurred $7,000 in resource property expenditures that are expensed in the statement of operations.

These claims will only be valid as long as the Company spends a minimum of $2,000 in exploration work on each claim each year. Alternatively, the Company may pay the same amount per claim to the Government of British Columbia, Canada, in order to maintain the claim in good standing; this exploration work, or cash segments in lien thereof, is due by November 14, 2006.

Note 4        Share Capital
              -------------
The total number of common stock authorized that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from May 26, 2004 (Inception) to July 31, 2004 the Company issued 5,000,000 common shares for total cash proceeds of $31,000. In addition the Company issued 500,000 common shares at a price of $0.001 each for mineral properties for a cost of $500. During the year ended July 31, 2005 the Company issued 12,000 common shares for total cash proceeds of $3,000.

At July 31, 2005 there are no outstanding stock options and no outstanding share purchase warrants.

Note 5   Subsequent Event
         ----------------
The Company filed an SB-2 Registration Statement to register 2,512,000 shares of common stock for resale by existing shareholders of the Company with the United States Securities and Exchange Commission. The Company will not receive any proceeds from the resale of these shares of common stock by the selling stockholders. The registration statement was declared effective on August 22, 2005.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2005
------------------------------------------------------------------------

Note 6   Income Taxes
         ------------
The Company has losses forward for income tax purposes to July 31, 2005. There are no current or deferred tax expenses for the period ended July 31, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                        July 31,
                                 2005             2004
                             -------------    ------------

Deferred tax assets          $     8,696      $     1,382
Valuation allowance          $    (8,696)     $    (1,382)
                             -------------    ------------
Net deferred tax assets      $         -      $         -
                             =============    =============

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended July 31, 2005 and 2004 is as follows:

                                                 2005             2004
                                             -------------    ------------
Statutory federal income tax rate               -34.0%            -34.0%
Valuation allowance                              34.0%             34.0%
                                             -------------    ------------
Effective income tax rate                         0.0%              0.0%
                                             =============    ============

The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2005
--------------------------------------------------------------------------------

Note 7   Restatement of Figures for Fiscal Year Ended July 31, 2004
         ----------------------------------------------------------

         When the mineral property (in note 3) was acquired, capital stock in 500,000 shares at $0.001 per share were issued for a total of $500. The total consideration was incorrectly disclosed as $5,000 by way of $500 credited to paid up capital and $4,500 credited to additional paid in capital. The latter $4,500 is not correct and is deleted in these financial by restatement of financial statements for the year ended July 31, 2004 by a reduction in the paid in capital initially recorded of $4,500 and a reduction in mineral property costs expensed of $4,500.

ITEM 8:  CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                 Age      Position with Registrant     Served as a Director
                                                             or Officer Since

Dr. Earl Abbott      62        President, C.E.O.,             May 26, 2004
                               promoter and director


Dennis LaPrairie     51        Secretary, Treasurer,          May 26, 2004
                               principal accounting
                               officer, principal
                               financial officer and
                               director
The following describes the business experience of the Company's directors and executive officers, including other directorships held in reporting companies:

Dr. Earl Abbott has acted as our president, chief executive officer, promoter and as a director since our incorporation on May 26, 2004. Dr. Abbott received his Ph.D. in geology from Rice University in 1972. He is a member in good standing of the Society of Mining Engineers of the American Institute of Mining, Metallurgical and Petroleum Engineers and is a past president of the Nevada chapter of the American Institute of Professional Geologists, the Geological Society of Nevada and the Nevada Petroleum Society. For the past 32 years, Dr. Abbott has been self-employed as a consulting geologist. During the past five years, he has provided his geological consulting services to Tornado Gold International Corp., Magnus International Resources, Gateway Gold Corporation, MagmaChem LLC, Atna Resources Ltd., Mill City International Corporation, Mammoth Gold Ltd., Graymont Western US Inc., Big Bar Gold Corporation, King Midas Resources (US) Inc., Nucotec Inc., L.E.H. Ventures Ltd., Metallica Resources Inc., Lightning Dock Geothermal, Duncan Park Holdings Ltd. and Onstream Resources Inc. He has also acted as president and a director of Big Bar Gold
Corporation, an Alberta and British Columbia reporting company involved in mineral exploration in China and Mexico, since November 2003. Since April 2004, he has also acted as president and a director of Tornado Gold International Corp., a United States reporting company that is involved in mineral property exploration. Dr. Abbott is responsible for managing the day to day affairs of the company, reviewing all geological data and evaluating and acquiring property holdings.

Since the commencement of Dr. Abbott's involvement in Big Bar Gold Corporation and Tornado Gold International Corp.'s affairs, neither company has been a party to any merger or similar agreement. Tornado Gold International Corp. continues to be involved in the exploration of mineral properties in the Battle Mountain-Eureka trend area of Nevada. Big Bar Gold Corporation remains involved in the exploration of mineral properties in China and Mexico.

Dr. Abbott devotes 25% of his business time to our affairs. He is responsible for overseeing our day to day affairs, including all administrative aspects. In addition, he is primarily responsible for managing our business operations concerning the acquisition and exploration of mineral properties.

Mr. Dennis LaPrairie has acted as our secretary, treasurer, principal accounting officer and as a director since our incorporation on May 26, 2004. In 1977, he graduated from the University of Nevada (Reno) with a Bachelor of Science degree in Mining Engineering. From April 1984 to present, Mr. LaPrairie has acted as president and owner of LaPrairie Mining Limited. In this capacity, he has provided geological project management and consulting services to mineral exploration and production companies. From April 1994 to July 2004, he was employed as a supervisor with the State of Nevada's Division of Environmental Protection. In this capacity, he worked as an environmental engineer involved in permitting, engineering and technical assistance in the solid waste branch.

He also previously acted as a director of Vanadium International Inc. from August 1998 to November 2001, a United States reporting company involved in the exploration of mineral properties. During that time period, Vanadium International Inc. held property interests in the Bisoni and Gibellini claims located in Eureka County, Nevada and the Bisoni-McKay claims located in Nye County, Nevada. It was not invovled in any merger or similar agreement during this time.

Mr. LaPrairie devotes 10% of his business time to our affairs. Along with Dr. Abbott, he is responsible for our acquisition and exploration of mineral properties.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                       Number     Transactions   Known Failures
                                       Of  late    Not Timely    To File a
Name and principal position            Reports     Reported      Required Form
----------------------------------     ----------- ------------  ---------------
Dr. Earl Abbott                         0           0              1
(President and director)
Dennis LaPrairie                        0           0              1
(Secretary, treasurer and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2005.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------
                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Earl           President   2005     $0       0          0                  0                0          0                0
Abbott
Dennis         Secretary   2005     $0       0          0                  0                0          0                0
LaPrairie      Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at October 31, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Dr. Earl Abbott                  1,500,000       27.21%
Stock          President, Chief
               Executive Officer
               and Director
               3841 Amador Way
               Reno, Nevada 89502

Common         Dennis LaPrairie                 1,500,000       27.21%
Stock          Secretary, Treasurer
               Principal Accounting Officer
               and Director
               1855 Hunter Lake Drive
               Reno, Nevada 89509

Common         All Officers and Directors       3,000,000       54.42%
Stock          as a Group that consists of        shares
               two people

The percent of class is based on 5,512,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

  3.1*            Articles of Incorporation
  3.2*            Bylaws
  5.1*            Legal opinion of Warren J. Soloski, with consent to use
 10.1*            Mineral Property Purchase Agreement
23.2**            Consent of Glen Macdonald, Professional
                  Geologist
 99.1**           BA Property Location Map

  * filed as an exhibit to our registration statement on Form SB-2 dated October 20, 2004

  ** filed as an exhibit to our registration statement on Form SB-2 dated December 10, 2004

Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of 2005.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Moen & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:


                                          May 26, 2004
                                         (inception) to      Fiscal year ended
                                          July 31, 2004        July 31, 2005

Audit fees                                     $o                   $o
Audit-related fees                             Nil                  Nil
Tax fees                                       Nil                  Nil
All other fees                                 Nil                  Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA Minerals Inc.


By          /s/ Earl Abbott
            Dr. Earl Abbott
            President, CEO & Director
            Date: October 28, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Earl Abbott
            ---------------------------
            Earl Abbott
            President, CEO & Director
            Date: October 28, 2005


By          /s/ Dennis LaPrairie
            ---------------------------
            Dennis LaPrairie
            Secretary and Director
            Date: October 28, 2005