Form 10QSB
period 2005-10-31
AAA Minerals Inc.
filed 2005-12-23
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   October 31, 2005
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-119848
                            -----------------


                             AAA MINERALS INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                   Applied For
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

3841 Amador Way
Reno, Nevada                                               89502
----------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        (775) 827-2324
                                                ---------------------------

                                      N/A
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,512,000 shares of $0.001 par value common stock outstanding as of December 23, 2005.

                                AAA MINERALS INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                October 31, 2005

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                        ASSETS
                                                                                October 31,             July 31,
                                                                                   2005                   2005
                                                                                   ----                   ----
                                                                                (Unaudited)             (Audited)
Current Assets
   Cash                                                                         $  9,128               $ 15,503
   Prepaid expenses                                                                1,000                      -
------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                    $ 10,128               $ 15,503
------------------------------------------------------------------------------------------------------------------------


                                                      LIABILITIES
Current Liabilities
   Accounts payable and accrued liabilities                                     $  7,930               $  6,578
------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                  7,930                  6,578
------------------------------------------------------------------------------------------------------------------------


                                                 STOCKHOLDERS' EQUITY

Common Stock (Note 4)
   75,000,000  shares  authorized,  with  $0.001  par value per share  5,512,000 shares issued and outstanding (July 31, 2004 - 5,500,000 shares) Par value
                                                                           5,512                  5,512
     Additional Paid in Capital                                                   28,988                 28,988
------------------------------------------------------------------------------------------------------------------------

                                                                                  34,500                 34,500

Deficit Accumulated During The Exploration Stage                                 (32,302)               (25,575)
------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                         2,198                  8,925
------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                      $ 10,128               $ 15,503
------------------------------------------------------------------------------------------------------------------------

                                                         Going Concern:  Note 1


    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                             Cumulative From
                                                                                              May 26, 2004
                                                              Three months ended             (Inception) to
                                                                 October 31,                   October 31,
                                                           2005               2004                2005
                                                           ----               ----                ----
                                                                                           As Restated (note 5)
Revenue                                                  $          -       $          -   $               -
---------------------------------------------------------------------------------------------------------------

Expenses
   Accounting and audit fees                                    5,000              2,443              17,876
   Bank charges                                                    23                 48                 250
   Consulting                                                       -                  -                 500
   Filing and transfer agent fees                               1,704                584               4,146
   Legal                                                            -              2,030               2,030
   Mineral property costs                                           -                  -               7,500
---------------------------------------------------------------------------------------------------------------

Total Expenses                                                  6,727              5,105              32,302
---------------------------------------------------------------------------------------------------------------

Net loss for the period                                  $     (6,727)      $     (5,105)  $         (32,302)
---------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                         $      (0.00)             (0.00)
---------------------------------------------------------------------------------------------------------------

Basic and Diluted
Weighted average number of shares                           5,512,000          5,509,522
outstanding
---------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
INTERIM STATEMENT OF RETAINED EARNINGS (DEFICIT)
(Unaudited)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                From May 26,
                                                                                                    2004
                                                                    Three months ended         (Inception) to
                                                                       October 31,              October 31,
                                                                 2005                2004           2005
                                                                 ----                ----           ----
                                                                                                As Restated
                                                                                                  (note 5)
Retained earnings (Deficit), beginning of the                $     (25,575)   $      (8,564)    $             -

Net loss for the period                                           (  6,727)         ( 5,105)            (32,302)

---------------------------------------------------------------------------------------------------------------
Retained earnings (Deficit), end of period                   $     (32,302)   $     (13,669)    $       (32,302)
---------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                     Cumulative From
                                                                                                      May 26, 2004
                                                                                                     (Inception) to
                                                                         Three months ended            October 31,
                                                                            October 31,
                                                                       2005              2004             2005
                                                                       ----              ----             ----
                                                                                                       As Restated
                                                                                                        (note 5)
Operating Activities

   Net loss for the period                                            $   (6,727)       $   (5,105)      $  (32,302)
   Item not requiring use of cash
     Mineral property costs                                                    -                 -              500

   Change in non-cash working capital balance related to operations

     Accounts payable and accrued liabilities                              1,352              (523)           7,930
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (5,375)           (5,628)         (23,872)
----------------------------------------------------------------------------------------------------------------------

Net cash from investing activities                                             -                 -                -
----------------------------------------------------------------------------------------------------------------------

Financing Activities

   Capital stock issued                                                        -             3,000           34,000
----------------------------------------------------------------------------------------------------------------------

Net cash from financing activities                                             -             3,000           34,000
----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash during the period                             (5,375)           (2,628)          10,128

Cash, beginning of the period                                             15,503            30,971                -
----------------------------------------------------------------------------------------------------------------------

Cash, end of the period                                               $   10,128        $   28,343       $   10,128
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure
    Interest paid                                                              -                 -                -
    Income taxes paid                                                          -                 -                -
    Shares issued for acquisition of mineral property                          -                 -              500



    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
 (Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                                              Additional       During the
                                                    Common Shares               Paid-in       Exploration
                                           ---------------------------------
                                               Number         Par Value         Capital          Stage             Total
                                               ------         ---------         -------          -----             -----
                                                               @ $0.001       As Restated                       As Restated
                                                              per share        (note 5)                          (note 5)
Balance May 26, 2004 (Date of Inception)                -  $            -   $            -  $            -   $          -
Capital stock issued for cash
 - June, 2004 at $0.001                         3,000,000           3,000                -               -          3,000
 - June, 2004 at $0.01                          1,800,000           1,800           16,200               -         18,000
 - July, 2004 at $0.05                            200,000             200            9,800               -         10,000
Capital stock issued for mineral property
                                                  500,000             500                -               -            500
Net loss for the period from May 26,
  2004 (inception) to July 31, 2004                     -               -                -          (4,064)        (4,064)
-------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2004                          5,500,000  $        5,500   $       26,000  $       (4,064)  $     27,436
Capital stock issued for cash
 - August, 2004 at $0.25                           12,000              12            2,988               -          3,000
Net loss for the year                                   -               -                -         (21,511)      (21,511)
-------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2005                          5,512,000  $        5,512   $       28,988  $      (25,575)  $      8,925
Net loss for the period                                 -               -                -          (6,727)        (6,727)
-------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2005                       5,512,000  $        5,512   $       28,988  $      (32,302)  $      2,198
-------------------------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
October 31, 2005
--------------------------------------------------------------------------------

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


Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $32,302 to October 31, 2005, and might not have sufficient operating funds for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business

Note 2   Summary of Significant Accounting Policies
         ------------------------------------------
Basis of Presentation
---------------------
The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended July 31, 2005.

The results of operations for the three month period ended October 31, 2005 are not indicative of the results that may be expected for the full year.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
October 31, 2005
--------------------------------------------------------------------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------



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

Foreign Currency Translation
----------------------------
The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. There is no foreign currency translation adjustment to October 31, 2005.

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

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
October 31, 2005
--------------------------------------------------------------------------------


Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

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

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
October 31, 2005
--------------------------------------------------------------------------------

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

Stock-based Compensation (cont'd)
------------------------

require disclosure of those effects in financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended July 31, 2004.

The  Company  has  elected to  continue  to  account  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To October 31, 2005 the Company has not granted any stock options.

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

Comprehensive Loss
------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2005, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
October 31, 2005
--------------------------------------------------------------------------------

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

Cash and Cash Equivalents
-------------------------
Cash represents funds on deposit with the Company's banker.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

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

These claims will only be valid as long as the Company spends a minimum of $2,000 in exploration work on each claim each year. Alternatively, the Company may pay the same amount per claim to the Government of British Columbia, Canada, in order to maintain the claims in good standing; this exploration work, or cash segments in lieu thereof, is due by November 14, 2006.

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

At October 31, 2005 there are no outstanding stock options and no outstanding share purchase warrants.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
October 31, 2005
--------------------------------------------------------------------------------


Note 4        Share Capital - (cont'd)
              -------------

The Company filed an SB-2 Registration Statement to register 2,512,000 shares of common stock for resale by existing shareholders of the Company with the United States Securities and Exchange Commission. The Company will not receive any proceeds from the resale of these shares of common stock by the selling stockholders. The registration statement was declared effective on August 22, 2005.

Note 5   Restatement of Figures for Fiscal Year Ended July 31, 2004
         ----------------------------------------------------------

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

Note 6   Income Taxes
         ------------
The Company has losses forward for income tax purposes to October 31, 2005. There are no current or deferred tax expenses for the period ended October 31, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:


                                                  October 31,
                                        -----------------------------
                                               2005            2004
                                               ----            ----
           Deffered tax assets          $     10,983    $      4,647
           Valuation allowance          $    (10,983)   $     (4,647)
                                        -------------   -------------
           Net deffered tax assets      $          -    $          -
                                        =============   =============

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
October 31, 2005
--------------------------------------------------------------------------------

Note 6   Income Taxes (cont'd)

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended October 31, 2005 and 2004 is as follows:

                                                    2005         2004
                                                   ------       ------
     Statutory federal income tax rate             -34.0%       -34.0%
     Valuation allowance                            34.0%        34.0%
                                                ---------       -------
     Effective income tax rate                       0.0%         0.0%
                                                =========       =======

The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

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

Results Of Operations For Period Ending October 31, 2005

We did not earn any revenues during the three-month period ending October 31, 2005. We incurred operating expenses in the amount of $6,727 for the three-month period ended October 31, 2005, as compared to a loss of $5,105 for the comparative period in fiscal 2004. The slight increase in net loss in the current fiscal year is a result of an increase in accounting and audit fees.

Our operating expenses were comprised of accounting and audit fees of $5,000, filing and transfer agent fees $1,704 and bank charges of $23.

At October 31, 2005, we had total assets of $10,128, consisting of $9,128 cash and prepaid expenses of $1,000. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $7,930.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on October 31, 2005. This evaluation was conducted by our chief executive officer, Dr. Earl Abbott, and our principal accounting officer, Dennis LaPrairie.

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

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended October 31, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  December 23, 2005

AAA Minerals Inc.

/s/ Dr. Earl Abbott
------------------------------
Dr. Earl Abbott, President