Form 10QSB
period 2006-01-31
AAA Minerals Inc.
filed 2006-03-16
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   January 31, 2006
                                      ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    [ X ]  Yes    [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,512,000 shares of $0.001 par value common stock outstanding as of March 16, 2006.

                                AAA MINERALS INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                January 31, 2006

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                        ASSETS
                                                                                January 31,             July 31,
                                                                                   2006                   2005
                                                                                (Unaudited)             (Audited)
Current Assets
   Cash                                                                         $  1,434               $ 15,503
------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                    $  1,434               $ 15,503
========================================================================================================================

                                                      LIABILITIES
Current Liabilities
   Accounts payable and accrued liabilities                                     $  2,521               $  6,578
------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                  2,521                  6,578
------------------------------------------------------------------------------------------------------------------------


                                                 STOCKHOLDERS' EQUITY

Common Stock (Note 4)
   75,000,000  shares  authorized,  with  $0.001  par value per share  5,512,000 shares issued and outstanding (July31, 2004 - 5,500,000 shares) Par value
                                                                                   5,512                  5,512
     Additional Paid in Capital                                                   28,988                 28,988
------------------------------------------------------------------------------------------------------------------------

                                                                                  34,500                 34,500

Deficit Accumulated During The Exploration Stage                                 (35,587)               (25,575)
------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                        (1,087)                 8,925
------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                      $  1,434               $ 15,503
========================================================================================================================


                                                         Going Concern:  Note 1



    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                                 Cumulative From
                                                                                                                  May 26, 2004
                                            Three months ended                     Six months ended              (Inception) to
                                              January 31,                             January 31,                   January 31,
                                      2006                 2005                2006               2005                2006
                                  ------------          ------------        ------------       ------------      ----------------
Revenue                           $          -          $          -        $          -       $          -         $         -

---------------------------------------------------------------------------------------------------------------------------------

Expenses
   Accounting and audit fees             1,993                 1,943               6,993              4,386              19,869
   Bank charges                             48                    22                  71                 70                 298
   Consulting                                -                     -                   -                  -                 500
   Filing and transfer agent fees        1,244                   411               2,948                995               5,390
   Legal                                     -                     -                   -              2,030               2,030
   Mineral property costs                    -                 7,000                   -              7,000               7,500
---------------------------------------------------------------------------------------------------------------------------------

Total Expenses                           3,285                 9,376              10,012             14,481              35,587
---------------------------------------------------------------------------------------------------------------------------------

Net loss for the period           $     (3,285)         $     (7,376)       $    (10,012)      $    (14,481)       $    (35,587)
=================================================================================================================================

Basic and diluted loss per share  $      (0.00)                (0.00)       $      (0.00)            (0.00)
=================================================================================================================================

Basic and Diluted
Weighted average number of shares     5,512,000           5,509,522            5,512,000          5,509,522
outstanding
=================================================================================================================================

    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
INTERIM STATEMENT OF RETAINED EARNINGS (DEFICIT)
(Unaudited)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                  From May 26,
                                                                                                      2004
                                                                      Six months ended           (Inception) to
                                                                        January 31,               January 31,
                                                                     2006         2005                2006
                                                                 -----------  -------------      --------------

Retained earnings (Deficit), beginning of the                  $     (25,575) $    (8,564)        $        -
period

Net loss for the period                                             ( 10,012)    ( 14,481)           (35,587)
-----------------------------------------------------------------------------------------------------------------
Retained earnings (Deficit), end of period                     $     (35,587) $  ( 23,045)        $  (35,587)
-----------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                     Cumulative From
                                                                                                      May 26, 2004
                                                                                                     (Inception) to
                                                                          Six months ended             January 31,
                                                                            January 31,
                                                                       2006              2005             2006
                                                                   ------------      ------------   ----------------
Operating Activities

   Net loss for the period                                         $  (10,012)       $  (14,481)      $  (35,587)
   Item not requiring use of cash
     Mineral property costs                                                 -                 -              500

   Change in non-cash working capital balance related to operations

     Accounts payable and accrued liabilities                          (4,057)           (1,107)           2,521
----------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                 (14,069)          (15,588)         (32,566)
----------------------------------------------------------------------------------------------------------------------

Net cash from investing activities                                          -                 -                -
----------------------------------------------------------------------------------------------------------------------

Financing Activities
   Capital stock issued                                                     -             3,000           34,000
----------------------------------------------------------------------------------------------------------------------

Net cash from financing activities                                          -             3,000           34,000
----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash during the period                         (14,069)          (12,588)           1,434

Cash, beginning of the period                                          15,503            30,971                -
----------------------------------------------------------------------------------------------------------------------
Cash, end of the period                                            $    1,434        $   18,383       $    1,434
======================================================================================================================

Supplemental Disclosure
    Interest paid                                                           -                 -                -
    Income taxes paid                                                       -                 -                -
    Shares issued for acquisition of mineral property                       -                 -              500




    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
 (Expressed in US Dollars)
--------------------------------------------------------------------------------



                                                                                                Deficit
                                                                                              Accumulated
                                                                              Additional       During the
                                                    Common Shares               Paid-in       Exploration
                                           ---------------------------------
                                               Number         Par Value         Capital          Stage           Total
                                           --------------  --------------     ------------  --------------   -------------
                                                               @ $0.001
                                                               per share
Balance May 26, 2004 (Date of Inception)                -  $            -   $            -  $            -   $          -
Capital stock issued for cash
 - June, 2004 at $0.001                         3,000,000           3,000                -               -          3,000
 - June, 2004 at $0.01                          1,800,000           1,800           16,200               -         18,000
 - July, 2004 at $0.05                            200,000             200            9,800               -         10,000
Capital stock issued for mineral property         500,000             500                -               -            500
Net loss for the period from May 26,
  2004 (inception) to July 31, 2004                     -               -                -          (4,064)        (4,064)
-------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2004                          5,500,000  $        5,500   $       26,000  $       (4,064)  $     27,436
Capital stock issued for cash
 - August, 2004 at $0.25                           12,000              12            2,988               -          3,000
Net loss for the year                                   -               -                -         (21,511)      (21,511)
-------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2005                          5,512,000  $        5,512   $       28,988  $      (25,575)  $      8,925
Net loss for the period                                 -               -                -         (10,012)      (10,012)
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2006                       5,512,000  $        5,512   $       28,988  $      (35,587)  $   (  1,087)
===============================================================================================================================


    The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
January 31, 2006
--------------------------------------------------------------------------------

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


Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $35,587 to January 31, 2006, and might not have sufficient operating funds for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business

Note 2   Summary of Significant Accounting Policies
         ------------------------------------------

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

The results of operations for the six-month period ended January 31, 2006 are not indicative of the results that may be expected for the full year.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
January 31, 2006
--------------------------------------------------------------------------------


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

Foreign Currency Translation
----------------------------
The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. There is no foreign currency translation adjustment to January 31, 2006.

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

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
January 31, 2006
--------------------------------------------------------------------------------


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

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
January 31, 2006
--------------------------------------------------------------------------------

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

Comprehensive Loss
------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
January 31, 2006
--------------------------------------------------------------------------------

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

At January 31, 2006 there are no outstanding stock options and no outstanding share purchase warrants.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
January 31, 2006
--------------------------------------------------------------------------------


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

Note 6   Income Taxes
         ------------
The Company has losses forward for income tax purposes to January 31, 2006. There are no current or deferred tax expenses for the period ended January 31, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                          January 31,
                                  2006               2005
                              -----------       -------------
Deferred tax assets          $    12,100        $      7,835
Valuation allowance          $   (12,100)       $     (7,835)
                             ------------       -------------
Net deferred tax assets      $         -        $          -
                             ============       =============

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
January 31, 2006
--------------------------------------------------------------------------------


Note 6   Income Taxes (cont'd)
         ------------
A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended January 31, 2006 and 2005 is as follows:

                                              2006          2005
                                          -----------   ------------
Statutory federal income tax rate            -34.0%        -34.0%
Valuation allowance                           34.0%         34.0%
                                          -----------   ------------
Effective income tax rate                      0.0%          0.0%
                                          ===========   ============

The benefit of a potential reduction in future   income   taxes has   not   been
recorded as an asset at January 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

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

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one and phase two mapping and sampling programs on the BA property. We anticipate that the costs of these programs will be approximately $18,000. We also anticipate reviewing additional resource property acquisition opportunities.

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

Results Of Operations For Period Ending January 31, 2006

We did not earn any revenues during the six-month period ending January 31, 2006. We incurred operating expenses in the amount of $10,012 for the six-month period ended January 31, 2006, as compared to a loss of $14,481 for the comparative period in fiscal 2005. The decrease in net loss in the current fiscal year is a result of an decrease in mineral property costs and legal fees.

Our operating expenses were comprised of accounting and audit fees of $6,993, filing and transfer agent fees $2,948 and bank charges of $71.

At January 31, 2006, we had total assets of $1,434  consisting  entirely of cash
and  $2,521  in   liabilities   consisting  of  accounts   payable  and  accrued
liabilities.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on January 31, 2006. This evaluation was conducted by our chief executive officer, Dr. Earl Abbott, and our principal accounting officer, Dennis LaPrairie.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended January 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 16, 2006

AAA Minerals Inc.

/s/ Dr. Earl Abbott
------------------------------
Dr. Earl Abbott, President