Form 10QSB
period 2006-04-30
AAA Minerals Inc.
filed 2006-06-01
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   April 30, 2006
                                      ------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,512,000 shares of $0.001 par value common stock outstanding as of May 31, 2006.

                               AAA MINERALS INC.

                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                 APRIL 30, 2006

                      (UNAUDITED - Prepared by Management)

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
___________________________________________________________________________


                                            ASSETS
                                                                   April 30,       July 31,
                                                                     2006            2005
                                                                  (Unaudited -	  (Audited)
								   Prepared by
								   Management)
Current Assets
  Cash                                                             $  929          $15,503

Total Assets                                                       $  929          $15,503


                                          LIABILITIES
Current Liabilities
  Accounts payable and accrued liabilities                         $4,505          $ 6,578

Total Liabilities                                                   4,505            6,578


                                     STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock (Note 4)
  75,000,000 shares authorized, with $0.001 par value per share
    5,512,000 shares issued and outstanding
    (July31, 2005 - 5,512,000 shares)
    Par value                                                       5,512           5,512
     Additional Paid in Capital                                    28,988          28,988

                                                                   34,500          34,500

Deficit Accumulated During The Exploration Stage                  (38,076)        (25,575)

Total Stockholders' Equity (DEFICIT)                               (3,576)          8,925

Total Liabilities and Stockholders' Equity                       $    929         $15,503



								Going Concern:  Note 1



The  accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
INTERIM STATEMENTS OF INCOME
(Unaudited - Prepared by Management)
(Expressed in US Dollars)
_______________________________________________________________________

                                                                                       Cumulative
                                                                                       From May 26,
                                        Three months ended       Nine months ended     2004 (Inception)
                                            April 30,                April 30,         to April 30,
                                         2006       2005           2006      2005           2006


Revenue                                $    -    $     -         $    -    $    -       $      -

Expenses
 Accounting and audit fees               1,984                    8,977                   21,853
                                                   2,420                    6,806
 Bank charges                               21        20             92        90            319
 Consulting                                  -       500              -       500            500
 Filing and transfer agent fees            359       776          3,307     1,771          5,749
 Legal                                       -         -              -     2,030          2,030
 Mineral property costs                      -         -              -     7,000          7,500
 Office                                    125         -            125         -            125

Total Expenses                           2,489     3,716         12,501    18,197         38,076

Net loss for the period               $ (2,489)  $(3,716)      $(12,501) $(18,197)    $  (38,076)


Basic and diluted loss per share      $  (0.00)    (0.00)      $  (0.00)    (0.00)

Basic and Diluted
Weighted average number of shares
outstanding                          5,512,000 5,509,522      5,512,000 5,509,522



     The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)
(Expressed in US Dollars)
___________________________________________________________________________


                                                                                            Cumulative
                                                                                           From May 26,
											      2004
                                                                 Nine months ended	  (Inception) to
                                                                     April 30,		    April 30,
                                                                   2006        2005           2006


Operating Activities

 Net loss for the period                                          $(12,501)   $(18,197)    $(38,076)

 Item not requiring use of cash
   Mineral property costs                                              -             -          500

 Change in non-cash working capital balance related to operations

   Accounts payable and accrued liabilities                       (2,073)          604        4,505

Net cash used in operating activities                             (14,574)     (17,593)     (33,071)


Net cash from investing activities                                     -             -            -

Financing Activities

 Capital stock issued for cash                                         -         3,000       34,000

Net cash from financing activities                                     -         3,000       34,000

Increase (decrease) in cash during the period                     (14,574)     (14,593)         929


Cash, beginning of the period                                      15,503       30,971            -


Cash, end of the period                                           $   929      $16,378       $  929


Supplemental Disclosure
    Interest paid                                                      -             -            -
    Income taxes paid                                                  -             -            -
    Shares issued for acquisition of mineral property                  -             -          500




   The accompanying notes are an integral part of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
From Date of Inception on May 26, 2004 to April 30, 2006
(Unaudited - Prepared by Management)
(Expressed in US Dollars)
___________________________________________________________________________



										Deficit
                                                              		      Accumulated
                                                                                During
                                             Common Shares    Additional          the
							       Paid-in 	      Exploration
                                           Number   Par Value  Capital           Stage           Total
                                                    @ $0.001
                                                    per share
Balance May 26, 2004 (Date of Inception)         -  $      -  $      -       $       -       $       -
Capital stock issued for cash
 - June, 2004 at $0.001                   3,000,000    3,000         -               -           3,000
 - June, 2004 at $0.01                    1,800,000    1,800    16,200               -          18,000
 - July, 2004 at $0.05                     200,000       200     9,800               -          10,000
Capital stock issued for mineral property
                                           500,000       500         -               -             500
Net loss for the period from May 26,
  2004 (inception) to July 31, 2004              -         -         -          (4,064)         (4,064)
Balance, July 31, 2004                    5,500,000 $  5,500  $ 26,000       $  (4,064)      $  27,436
Capital stock issued for cash
 - August, 2004 at $0.25                    12,000        12     2,988               -           3,000
Net loss for the year                            -         -         -         (21,511)        (21,511)
Balance, July 31, 2005                    5,512,000 $  5,512  $ 28,988       $ (25,575)      $   8,925
Net loss for the period                          -         -         -         (12,501)        (12,501)
Balance, April 30, 2006                   5,512,000 $  5,512  $ 28,988       $ (38,076)      $ ( 3,576)














The accompanying notes are an integral  part  of these financial statements

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
April 30, 2006
________________________________________________________________________________


Note 1	Nature and Continuance of Operations

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $38,076 to April 30, 2006 and might not have sufficient operating funds for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business


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

The results of operations for the nine-month period ended April 30, 2006 are not indicative of the results that may be expected for the full year.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
April 30, 2006
_______________________________________________________________________________


Note 2 Summary of Significant Accounting Policies - (cont'd)



Mineral Property Costs

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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. There is no foreign currency translation adjustment to April 30, 2006.

Financial Instruments

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

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
April 30, 2006
________________________________________________________________________________


Note 2 Summary of Significant Accounting Policies - (cont'd)

Environmental Costs

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years, and is reduced to Nil by a valuation allowance.

Basic and Diluted Net Loss Per Share

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

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
April 30, 2006
_______________________________________________________________________________

Note 2 Summary of Significant Accounting Policies - (cont'd)


Stock-based Compensation (cont'd)

require disclosure of those effects in financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended July 31, 2004.

The  Company  has elected  to  continue  to  account  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To April 30, 2006 the Company has not granted any stock options.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-
18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
April 30, 2006
________________________________________________________________________________

Note 2 Summary of Significant Accounting Policies - (cont'd)

Cash and Cash Equivalents

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

At April 30, 2006 there are no outstanding stock options and no outstanding share purchase warrants.

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
April 30, 2006
_______________________________________________________________________________


Note 4   Share Capital - (cont'd)

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


Note 5  Restatement of Figures for Fiscal Year Ended July 31, 2004

When the mineral property (in note 3) was acquired, capital stock in 500,000 shares at $0.001 per share was issued for a total of $500. The total consideration was incorrectly disclosed as $5,000 by way of $500 credited to paid up capital and $4,500 credited to additional paid in capital. The latter $4,500 is not correct and is deleted in these financial by restatement of financial statements for the year ended July 31, 2004 by a reduction in the paid in capital initially recorded of $4,500 and a reduction in mineral property costs expensed of $4,500.


Note 6  Income Taxes

The Company has losses forward for income tax purposes to April 30, 2006. There are no current or deferred tax expenses for the period ended April 30, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                  		                  April 30,
                  		                 -----------
                  		            2006                 2005
                 		        ------------         -----------

 Deferred tax assets 		         $ 12,946             $ 7,569
 Valuation allowance  		         $(12,946)            $(7,569)
                     			------------         -----------
 Net deferred tax assets		 $    -               $   -
                        		------------         -----------

AAA MINERALS INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)
April 30, 2006
________________________________________________________________________________


Note 6  Income Taxes (cont'd)

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended April 30, 2006 and 2005 is as follows:

                                                   2006   2005

Statutory federal income tax rate                 -0.3%  -0.3%
Valuation allowance                                0.3%   0.3%
Effective income tax rate                          0.0%   0.0%


The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

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

We are also continuing to review other potential acquisitions in the resource sector. Currently, we are in the process of completing a due diligence investigation of various opportunities in the oil and gas sector, as well as the base and precious metals sectors.

We also anticipate spending an additional $25,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $43,000.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING APRIL 30, 2006

We did not earn any revenues during the nine-month period ending April 30, 2006. We incurred operating expenses in the amount of $12,501 for the nine-month period ended April 30, 2006, as compared to a loss of $18,197 for the comparative period in fiscal 2005. The decrease in net loss in the current fiscal year is a result of a decrease in mineral property costs and legal fees.

Our operating expenses were comprised of accounting and audit fees of $8,977, filing and transfer agent fees of $3,307, office costs of $125 and bank charges of $92.

At April 30, 2006, we had total assets of $929 consisting entirely of cash and $4,505 in liabilities consisting of accounts payable and accrued liabilities.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on April 30, 2006. This evaluation was conducted by our chief executive officer, Dr. Earl Abbott, and our principal accounting officer, Dennis LaPrairie.

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

Item 2.     Changes in Securities

The Company did not issue any securities during the quarter ended April 30, 2006.

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

DATED:  May 31, 2006

AAA Minerals Inc.

/s/ Dr. Earl Abbott
------------------------------
Dr. Earl Abbott, President