Form 10KSB
period 2006-07-31
AAA Minerals Inc.
filed 2006-10-30
CIK 1304741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended JULY 31, 2006

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-119848


                                 AAA ENERGY, INC.
                 (Name of small business issuer in its charter)



             Nevada    				     Applied For
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                                3841 Amador Way
                              Reno, Nevada, 89502
                    (Address of principal executive offices)

                                 (775) 827-2324
                           Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

	Title of each class           Name of each exchange on which
	to be so registered           each class is to be registered

              None	                           None

Securities to be registered pursuant to Section 12(g) of the Act:

                        	 Common Stock
                               (Title of Class)

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

              Yes    X	                                No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

	      Yes    X   				No _____

State issuer's revenues for its most recent fiscal year:    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$10,560,528 as at October 27, 2006 based on the closing trading price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      34,272,000  shares  of  common  stock as at October 27, 2006

                               TABLE OF CONTENTS

                                                                          PAGE

ITEM 1:  DESCRIPTION OF BUSINESS.............................................4

ITEM 2:  DESCRIPTION OF PROPERTY............................................12

ITEM 3:  LEGAL PROCEEDINGS..................................................12

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........12

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........13

ITEM 7:  FINANCIAL STATEMENTS...............................................15

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES.......................................................25

ITEM 8A:  CONTROLS AND
PROCEDURES..................................................................25

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......26

ITEM 10:  EXECUTIVE COMPENSATION............................................28

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....28

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................29

ITEM 13:  EXHIBITS AND REPORTS..............................................29

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................30

PART I


ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We commenced operations as a company involved in the acquisition and exploration of resource properties. During the fiscal year ended July 31, 2005, we held a 100% interest in five mineral claims comprising the BA property. During the fiscal year ended July 31, 2006, our interest in the BA property lapsed.

We are continuing to review other potential acquisitions in the resource sector. Currently, we are in the process of completing a due diligence investigation of various opportunities in the oil and gas sector, as well as the base and precious metals sectors. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development. As of July 31, 2006, we had cash in the amount of $60,910. We currently do not have any operations and we have no income. We will require additional funds to review, acquire and develop business assets. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

BECAUSE WE DO NOT HAVE ANY BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on May 26, 2004 and have been involved in the acquisition and exploration of mineral exploration properties. We were unsuccessful in this initial business plan and are now seeking to acquire an interest in alternative assets. We may not be able to identify and acquire any interest in suitable business assets.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We have incurred losses since our inception resulting in an accumulated deficit of $50,617 at July 31, 2006. Further losses are anticipated in the acquisition and development of a business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

BECAUSE OUR DIRECTORS OWN 52.5% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 52.5% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

OUR COMMON SHARES ARE CONSIDERED PENNY STOCK, WHICH LIMITS AN INVESTOR'S ABILITY TO SELL THE STOCK.

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

ITEM 2:  DESCRIPTION OF PROPERTY

We do not have any ownership or leasehold interest in any property. Our president, Mr. Earl Abbott, provides us with office space and related office services free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on February 13,
2006.   However,  during the fiscal year ended July 31, 2006, no trades  of  our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the  OTC  Bulletin  Board reflect inter-dealer prices, without
retail  mark-up,  mark-down  or  commission   and   may   not  represent  actual
transactions.

We had 39 shareholders of record as at the date of this annual report.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to continue to review other potential acquisitions in the resource sector. Currently, we are in the process of completing a due diligence investigation of various opportunities in the oil and gas sector, as well as the base and precious metals sectors.

As well, we anticipate spending an additional $25,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $43,000.

While we have enough funds on hand to cover our administrative expenses for the next 12 months, we will need additional funding for the review, acquisition and development of business assets. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2006

We did not earn any revenues during the fiscal year ended July 31, 2006. We incurred operating expenses in the amount of $36,042 for the fiscal year. These operating expenses were comprised of consulting fees of $12,500, accounting and accounting and audit fees of $14,999, filing and transfer agent fees of $3,307, legal fees of $5,000, office costs of $125 and bank charges of $111.

Our net loss in fiscal 2006 ($36,042) was slightly higher than in fiscal 2005 ($21,511) primarily due to an increase in consulting fees ($500 in 2005 as compared to $12,500) in 2006 and an increase in accounting and auditing feees ($9,341 in 2005 as compared to $1,999) in 2006.

We have not attained profitable operations and are dependent upon obtaining financing to pursue future acquisitions. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS















                                AAA ENERGY, INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JULY 31, 2006

                           (EXPRESSED IN US DOLLARS)

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
BALANCE SHEETS
July 31, 2006, and 2005
(Expressed in US Dollars)
___________________________________________________________________________


                                                                    2006            2005

                                            ASSETS
Current Assets
 Cash                                                             $60,910         $15,503

Total Assets                                                      $60,910         $15,503


                                         LIABILITIES
Current Liabilities
 Accounts payable and accrued liabilities                         $17,027         $ 6,578

Total Liabilities                                                  17,027           6,578


                                     STOCKHOLDERS' EQUITY

Common Stock (Note 4)
 75,000,000 shares authorized, with $0.001 par value per share
   5,712,000 shares issued and outstanding
   (July31, 2005 - 5,512,000 shares)
   Par value                                                        5,712           5,512
     Additional Paid in Capital                                    88,788          28,988

                                                                   94,500          34,500

Deficit Accumulated During The Exploration Stage                  (50,617)        (25,575)

Total Stockholders' Equity                                         43,883           8,925

Total Liabilities and Stockholders' Equity                        $60,910         $15,503


                                                Going Concern:  Note 1










The accompanying notes are an integral part of these financial statements

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENTS OF INCOME
(Expressed in US Dollars)
___________________________________________


                                                                                   Cumulative From May 26,
                                                         Years ended		   2004 (Inception) to July
                                                          July 31,		   July 31, 2006
                                                 2006               2005


Revenue                                        $      -        $      -           $         -

Expenses
 Accounting and audit fees                        8,999           9,341                21,875
 Bank charges                                       111             198                   338
 Consulting                                      12,500             500                13,000
 Filing and transfer agent fees                   3,307           2,442                 5,749
 Legal                                                -           2,030                 2,030
 Mineral property costs                               -           7,000                 7,500
 Office                                             125               -                   125

Total Expenses                                   25,042          21,511                38,076

Net loss for the period                        $(25,042)       $(21,511)          $   (50,617)

Basic and diluted loss per share               $  (0.00)          (0.00)

Basic and Diluted
Weighted average number of shares
outstanding                                   5,521,863       5,511,375















The accompanying notes are an integral part of these financial statements

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
 (Expressed in US Dollars)
___________________________________________________________________________




											Cumulative From
											May 26, 2004
                                                                    Years ended		(Inception) to
                                                                      July 31,		   July 31
                                                                   2006        2005          2006



Operating Activities

 Net loss for the period                                          $(25,042)  $(21,511)   $(50,617)

 Item not requiring use of cash
   Mineral property costs                                               -           -         500

 Change in non-cash working capital balance related to operations

   Accounts payable and accrued liabilities                        10,449       3,043      17,027

Net cash used in operating activities                             (14,593)    (18,468)    (33,090)


Net cash from investing activities                                      -           -           -

Financing Activities

 Capital stock issued for cash                                     60,000         3,000     94,000

Net cash from financing activities                                 60,000         3,000     94,000

Increase (decrease) in cash during the period                      45,407       (15,468)    60,910


Cash, beginning of the period                                      15,503        30,971          -


Cash, end of the period                                           $60,910       $15,503    $60,910


Supplemental Disclosure
    Interest paid                                                       -             -          -
    Income taxes paid                                                   -             -          -
    Shares issued for acquisition of mineral property                   -             -        500






   The accompanying notes are an integral part of these financial statements

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
From Date of Inception on May 26, 2004 to July 31, 2006
(Expressed in US Dollars)
___________________________________________________________________________




                                             Common Shares                 Deficit
                                           Number   Par Value  Additional  Accumulated During
                                                    @ $0.001   Paid-in     the Exploration
                                                    per share  Capital     Stage		Total
Balance May 26, 2004 (Date of Inception)          - $       - $       -  $       -            $       -
Capital stock issued for cash
 - June, 2004 at $0.001                   3,000,000     3,000         -          -                3,000
 - June, 2004 at $0.01                    1,800,000     1,800    16,200          -               18,000
 - July, 2004 at $0.05                      200,000       200     9,800          -               10,000
Capital stock issued for mineral
  property                                  500,000       500         -          -                  500
Net loss for the period from May 26,
  2004 (inception) to July 31, 2004               -         -         -    (4,064)               (4,064)
Balance, July 31, 2004                    5,500,000 $   5,500 $  26,000  $ (4,064)            $  27,436
Capital stock issued for cash
 - August, 2004 at $0.25                     12,000        12     2,988          -                3,000
Net loss for the year                             -         -         -    (21,511)             (21,511)
Balance, July 31, 2005                    5,512,000 $   5,512 $  28,988  $ (25,575)           $   8,925
Capital stock issued for cash
 - July, 2006 at $0.30                      200,000       200    59,800          -               60,000
Net loss for the period                           -         -         -    (25,042)             (25,042)
Balance, July 31, 2006                    5,712,000 $   5,712 $  88,788  $ (50,617)           $  43,883








The accompanying notes are  an  integral part of these financial statements

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
(Expressed in U.S. Dollars)
________________________________________________________________________

Note 1  Nature and Continuance of Operations

AAA Energy, Inc. (the "Company") was incorporated under the law of the State of Nevada on May 26, 2004, and this is also the inception date. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production or proceeds for the sale thereof.


Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $50,617 to July 31, 2006, and might not have sufficient operating funds for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business

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

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
(Expressed in U.S. Dollars)
_______________________________________________________________________


Note 2   Summary of Significant Accounting Policies - (cont'd)


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

Foreign Currency Translation
The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. There is no foreign currency translation adjustment to July 31, 2006.

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

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
(Expressed in U.S. Dollars)
________________________________________________________________________


Note 2   Summary of Significant Accounting Policies - (cont'd)

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

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
(Expressed in U.S. Dollars)
________________________________________________________________________

Note 2   Summary of Significant Accounting Policies - (cont'd)



Stock-based Compensation (cont'd)

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

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
(Expressed in U.S. Dollars)
________________________________________________________________________


Note 3   Mineral Properties

Pursuant to a mineral property purchase agreement dated June 23, 2004, the Company acquired a 100% undivided right, title and interest in the BA claims represented by five mineral claims, located in the Lillooet Mining Division of British Columbia, Canada by issuance of 500,000 common shares of the Company's capital stock at a deemed price of $0.001 per share for cost of $500. This was originally stated at $5,000 and is restated in these financial statements to $500 as outlined in Note 5, below. This cost has been written off to operations in the fiscal year ended July 31, 2004. During the year ended July 31, 2005 the company incurred $7,000 in resource property expenditures that are expensed in the statement of operations.

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

During the period from May 26, 2004 (Inception) to July 31, 2004 the Company issued 5,000,000 common shares for total cash proceeds of $31,000. In addition the Company issued 500,000 common shares at a price of $0.001 each for mineral properties for a cost of $500. During the year ended July 31, 2005 the Company issued 12,000 common shares for cash proceeds of $3,000.

During the year ended July 31, 2006, the Company issued 200,000 units at a price of $0.30 per unit for the aggregate purchase price of $60,000. Each unit consists of once share of common stock and one non-transferable share purchase warrant entitling the holder to purchase an additional share of common stock for $0.60 for a period of two years until July 12, 2008.

At July 31, 2006 there are 200,000 outstanding share purchase warrants and no outstanding stock options.


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

AAA ENERGY, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
(Expressed in U.S. Dollars)
________________________________________________________________________


Note 6   Income Taxes

The Company has losses forward for income tax purposes to July 31, 2006. There are no current or deferred tax expenses for the period ended July 31, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                    July 31,
                                   ----------
                            2006               2005
                        ------------        -----------

 Deferred tax assets       $17,210             $8,696
 Valuation allowance      $(17,210)           $(8,696)
                        ------------        -----------
 Net deferred tax assets      $-                 $-
                        ------------        -----------


A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended July 31, 2006 and 2005 is as follows:

                                          2006   2005

Statutory federal income tax rate        -0.3%  -0.3%
Valuation allowance                       0.3%   0.3%
Effective income tax rate                 0.0%   0.0%


The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES


EVALUTION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                  Age      Position with Registrant       Served as a
							      Director or
							      Officer Since

Dr. Earl Abbott       63       President, C.E.O.,             May 26, 2004
			       promoter and director

Dennis LaPrairie     52        Secretary, Treasurer,          May 26, 2004
                               principal accounting
                               officer, principal
                               financial officer and
                               director

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

Dr. Abbott devotes 25% of his business time to our affairs.

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

He also previously acted as a director of Vanadium International Inc. from August 1998 to November 2001, a United States reporting company involved in the exploration of mineral properties. During that time period, Vanadium International Inc. held property interests in the Bisoni and Gibellini claims located in Eureka County, Nevada and the Bisoni-McKay claims located in Nye County, Nevada. It was not involved in any merger or similar agreement during this time.

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

                                Number		Transactions  Known Failures
                                Of late 	Not Timely    To File a
Name and principal position     Reports 	Reported      Required Form
--------------------------- 	-----------    	------------  ---------------
Dr. Earl Abbott                   0                0		    0
(President and director)
Dennis LaPrairie                  0                0		    0
(Secretary, treasurer and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2006.


                           Annual Compensation                         Long Term Compensation
Name (1)         Title     Year Salary Bonus Other Annual Compensation Restricted Stock Options/ LTIP
                                                                       Awarded          SARs (#) payouts ($) All Other
                                                                                                             Compensation
Earl             President 2006 $0     0     0                         0                0        0              0
Abbott
Dennis           Secretary 2006 $0     0     0                         0                0        0              0
LaPrairie        Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at October 27, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF      NAME AND ADDRESS                  BENEFICIAL     PERCENT
CLASS         OF BENEFICIAL OWNER               OWNERSHIP      OF CLASS

COMMON         Dr. Earl Abbott                  9,000,000       26.26%
STOCK          President, Chief
               Executive Officer
               and Director
               3841 Amador Way
               Reno, Nevada 89502

COMMON         Dennis LaPrairie                 9,000,000       26.26%
STOCK          Secretary, Treasurer
               Principal Accounting Officer
               and Director
               1855 Hunter Lake Drive
               Reno, Nevada 89509

COMMON         Albert Au                           Nil           0.00%
STOCK          Director
               6250 King's Lynn Street
               Vancouver, BC

COMMON         All Officers and Directors       18,000,000      52.52%
STOCK          as a Group that consists of        shares
               three people

The percent of class is based on 34,272,000 shares of common stock issued and outstanding as of the date of this annual report.

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

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

  3.1*            Articles of Incorporation
  3.2*            Bylaws
  5.1*            Legal opinion of Warren J. Soloski, with consent to use
 31.1             Certification pursuant to Rule 13a-14(a) under the

                  Securities Exchange Act of 1934
 31.2             Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934
 32.1             Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002
 32.2             Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002
 99.1**           BA Property Location Map

 * filed as an exhibit to our registration statement on Form SB-2 dated October 20, 2004

 ** filed as an exhibit to our registration statement on Form SB-2 dated December 10, 2004

Reports on Form 8-K

During and subsequent to the last quarter of fiscal 2006, we filed the following current reports on Form 8-K:

   1. On July 19, 2006, we announced that we had issued 200,000 pre-split units of our common stock for total proceeds of $60,000.

   2. On August 1, 2006, we announced that Albert Au was appointed as a director of the company.

   3. On August 14, 2006, we announced that we had engaged Dale Matheson Carr-Hilton LaBonte, Chartered Accountants as our new independent accountant, in place of Moen & Company, Chartered Accountants.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Moen & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:



                                         Fiscal year ended   Fiscal year ended
                                          July 31, 2005        July 31, 2006

Audit fees                                    $5,000               $5,000
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

AAA Energy, Inc.


By     /s/ Earl Abbott
       Dr. Earl Abbott
       President, CEO & Director
       Date: October 27, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By     /s/ Earl Abbott____________
       Earl Abbott
       President, CEO & Director
       Date: October 27, 2006


By     /s/ Dennis LaPrairie___________
       Dennis LaPrairie
       Secretary and Director
       Date: October 27, 2006