Form 10KSB/A
period 2006-07-31
AAA Minerals Inc.
filed 2006-11-02
CIK 1304741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

$10,560,528 as at November 2 , 2006 based on the closing trading price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      34,272,000  shares  of  common  stock as at November 2 , 2006

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

ITEM 7:  FINANCIAL STATEMENTS















                                AAA ENERGY, INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JULY 31, 2006

                           (EXPRESSED IN US DOLLARS)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AAA ENERGY INC. (formerly AAA MINERALS INC.):

We have audited the balance sheets of AAA ENERGY INC. (formerly AAA MINERALS INC.) (an exploration stage company) as at July 31, 2006 and 2005 and the statements of operations, stockholders' equity and cash flows for the years then ended and the period from May 26, 2004 (Inception) to July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2006 and 2005 and the results of operations and cash flows and changes in stockholders' equity for the years then ended and the period from May 26, 2004 (Inception) to July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 				"DMCL  LLP"

                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
October 20, 2006

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
LaPrairie        Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 2 , 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

AAA Energy, Inc.


By     /s/ Earl Abbott
       Dr. Earl Abbott
       President, CEO & Director
       Date: November 2 , 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By     /s/ Earl Abbott____________
       Earl Abbott
       President, CEO & Director
       Date: November 2 , 2006


By     /s/ Dennis LaPrairie___________
       Dennis LaPrairie
       Secretary and Director
       Date: November 2 , 2006