Form 10KSB/A
period 2006-07-31
AAA Energy Inc.
filed 2006-11-27
CIK 1304741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
				 AMENDMENT #2

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2006

We did not earn any revenues during the fiscal year ended July 31, 2006. We incurred operating expenses in the amount of $36,042 for the fiscal year. These operating expenses were comprised of consulting fees of $12,500, accounting and accounting and audit fees of $14,999, filing and transfer agent fees of $3,307, , legal fees of $5,000, office costs of $125 and bank charges of $111.

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

ITEM 7:  FINANCIAL STATEMENTS


















                                AAA ENERGY INC.

                          (FORMERLY AAA MINERALS INC.)

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JULY 31, 2006











REPORT OF INDEPENDENT REIGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE FINANCIAL STATEMENTS

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


                                  "DMCL  LLP"

                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
October 20, 2006

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
BALANCE SHEETS
As at July 31
___________________________________________________________________________


                                                       2006              2005

                                      ASSETS
Current Assets
 Cash                                               $   60,910        $   15,503

Total Assets                                        $   60,910        $   15,503


                                    LIABILITIES
Current Liabilities
 Accounts payable and accrued liabilities           $   28,027        $    6,578

Total Liabilities                                       28,027             6,578


                               STOCKHOLDERS' EQUITY

Common Stock (Note 4)
 Authorized:
 100,000,000 common shares $0.001 par value
 Issued:
 34,272,000 common shares
 (2005 - 33,072,000 shares)                             16,772            15,572
     Additional Paid in Capital                         77,728            18,928
Deficit accumulated during the exploration stage       (61,617)          (25,575)

Total Stockholders' Equity                              32,883             8,925

Total Liabilities and Stockholders' Equity          $   60,910        $   15,503


GOING CONCERN:  NOTE 1







 The accompanying  notes  are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
_____________________________________________


	                                                                          Cumulative From
										  May 26, 2004
                                                        Years ended               (Inception)
                                                        July 31,		  to July  31,
                                                 2006               2005          2006


Revenue                                        $      -        $      -          $         -

Expenses
 Accounting and audit fees                       14,999           9,341               27,875
 Bank charges                                       111             198                  338
 Consulting fees                                 12,500             500               13,000
 Filing and transfer agent fees                   3,307           2,442                5,749
 Legal fees                                       5,000           2,030                7,030
 Mineral property costs (Note 3)                      -           7,000                7,500
 Office expenses                                    125               -                  125

Total Expenses                                   36,042          21,511               38,076

Net loss                                       $(36,042)       $(21,511)         $   (61,617)

Basic and diluted loss per share               $  (0.00)       $  (0.00)

Weighted average number of shares
outstanding 				     33,121,219      33,068,250
















                          The accompanying notes are  an  integral part of these
financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
___________________________________________________________________________



											  Cumulative From
											   May 26, 2004
                                                                        Years ended	  (Inception) to
                                                                          July 31,	      July 31
                                                                      2006        2005          2006

Operating Activities

 Net loss                                                          $(36,042)   $ (21,511)    $(61,617)

 Non cash items
   Mineral property costs                                                -             -          500

 Change in non-cash working capital balance relating to operations

   Accounts payable and accrued liabilities                         21,449         3,043       28,027

Net cash used in operating activities                              (14,593)      (18,468)     (33,090)


Financing Activities

 Capital stock issued for cash                                      60,000         3,000       94,000

Net cash from financing activities                                  60,000         3,000       94,000

Increase (decrease) in cash                                         45,407       (15,468)      60,910


Cash, beginning                                                     15,503        30,971            -


Cash, ending                                                       $60,910       $15,503      $60,910


Supplemental Cash Flow Disclosures:
    Cash paid for:
       Interest                                                          -             -          -
       Income taxes                                                      -             -          -
    Non cash item:
       Shares issued for acquisition of mineral property                 -             -        500






   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
May 26, 2004 (Inception) to July 31, 2006
___________________________________________________________________________


                                                                          Deficit Accumulated During the

                                                               Additional
                                             Common Shares      Paid-in            Exploration
                                            Number   Par Value  Capital               Stage                       Total

Balance May 26, 2004 (Inception)                  -  $       - $       -          $       -                      $     -
Capital stock issued for cash
 - June, 2004 at $0.001                   18,000,000     3,000         -                  -                        3,000
 - June, 2004 at $0.01                    10,800,000    10,800     7,200                  -                       18,000
 - July, 2004 at $0.05                    1,200,000      1,200     8,800                  -                       10,000
Capital stock issued for mineral property
                                          3,000,000        500         -                  -                          500
Net loss                                          -          -         -             (4,064)                      (4,064)
Balance, July 31, 2004                    33,000,000    15,500    16,000             (4,064)                      27,436
Capital stock issued for cash
 - August, 2004 at $0.25                     72,000         72     2,928                  -                        3,000
Net loss                                          -          -         -            (21,511)                     (21,511)
Balance, July 31, 2005                    33,072,000    15,572    18,928            (25,575)                       8,925
Capital stock issued for cash
 - July, 2006 at $0.30                    1,200,000      1,200    58,800                  -                       60,000
Net loss                                          -          -         -            (36,042)                     (36,042)
Balance, July 31, 2006                    34,272,000 $  16,772 $  77,728          $ (61,617)                  $   32,883














  The accompanying notes are an integral  part  of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
________________________________________________________________________

  Note 1   Nature and Continuance of Operations

AAA Energy Inc. (the "Company") (formerly AAA Minerals Inc.) was incorporated under the law of the State of Nevada on May 26, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $61,617 as at July 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.


During the year ended July 31, 2006 the Company's directors approved a stock split of the Company's authorized and issued common stock such that every one of the Company's common stock be forward split for six post split common shares of the Company and to decrease the post split authorized common share capital of the Company to 100,000,000 common shares with a par value of $0.001. Prior to the stock split the Company's authorized common share capital was 75,000,000 shares with a par value of $0.001. These financial statements are presented as if the forward stock split took place at the beginning of all periods presented.

  Note 2   Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company's fiscal year end is July 31.

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
_______________________________________________________________________


 Note 2  Summary of Significant Accounting Policies - (cont'd)

Mineral Property Costs

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
________________________________________________________________________


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


Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-based Compensation


In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortiza-tion method for compensation cost and the transition method to be used at date of adoption.

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
________________________________________________________________________


Note 2  Summary of Significant Accounting Policies - (cont'd)


Stock-based Compensation - (cont'd)

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The pro-spective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning November 1, 2005. The Company did not record any compensation expense in the fourth quarter of 2006 because there were no stock options outstanding prior to the adoption or at July 31, 2005.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less, at the time of issuance, to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

     Note 3  Mineral Properties


Pursuant to a mineral property purchase agreement dated June 23, 2004, the Company acquired a 100% undivided right, title and interest in the BA claims represented by five mineral claims, located in the Lillooet Mining Division of British Columbia, Canada by issuance of 3,000,000 (500,000 pre stock split) common shares of the Company's capital stock at a price of $0.001 per share for cost of $500. This cost has been written off to operations in the fiscal year ended July 31, 2004. During the year ended July 31, 2005 the company incurred $7,000 in resource property expenditures that are expensed in the statement of operations. During the year ended July 31, 2006 the Company did not incur the required property expenditures and consequently the claims lapsed.

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
________________________________________________________________________

     Note 4  Share Capital


During the year ended July 31, 2006 the Company's directors approved a stock split of the Company's authorized and issued common stock such that every one of the Company's common stock be forward split for six post split common shares of the Company and to decrease the post split authorized common share capital of the Company to 100,000,000 common shares with a par value of $0.001. Prior to the stock split the Company's authorized common share capital was 75,000,000 shares with a par value of $0.001.

These financial statements are presented as if the forward stock split took place at the beginning of all periods presented.

During the period ending July 31, 2004 the Company issued 30,000,000 common shares for total cash proceeds of $31,000. In addition the Company issued 3,000,000 (500,000 prestock split) common shares at a price of $0.001 each for mineral properties for a cost of $500.

During the year ended July 31, 2005 the Company issued 72,000 common shares for cash proceeds of $3,000.

During the year ended July 31, 2006, the Company issued 1,200,000 units at a price of $0.30 per unit for the aggregate purchase price of $60,000. Each unit consists of once share of common stock and one non-transferable share purchase warrant entitling the holder to purchase an additional share of common stock for $0.60 for a period of two years until July 12, 2008.

At July 31, 2006 there are 1,200,000 outstanding share purchase warrants and no outstanding stock options.


Note 5  Income Taxes

The Company has loss carry forwards for income tax purposes to July 31, 2006. There are no current or deferred tax expenses for the period ended July 31, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is a result of the following:


                                   July 31,
                                  ----------
                           2006               2005
                        -----------        ----------

 Deferred tax assets      $20,950            $8,696
 Valuation allowance      (20,950)           (8,696)
                        -----------        ----------
 Net deferred tax assets     $-                $-
                        -----------        ----------

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2006
________________________________________________________________________

Note 5  Income Taxes - (cont'd)

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
LaPrairie        Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 2, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

AAA Energy, Inc.


By     /s/ Earl Abbott
       Dr. Earl Abbott
       President, CEO & Director
       Date: November 2 4 , 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By     /s/ Earl Abbott____________
       Earl Abbott
       President, CEO & Director
       Date: November 2 4 , 2006


By     /s/ Dennis LaPrairie___________
       Dennis LaPrairie
       Secretary and Director
       Date: November 2 4 , 2006