Form 10QSB
period 2006-10-31
AAA Energy Inc.
filed 2006-12-14
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   October 31, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-119848
                            -----------------

                             AAA ENERGY, INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                   Applied For
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

1200 Alberni Street, Suite 1503
Vancouver,BC, Canada                                     V6E 1A6
----------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        (604) 618-2888
                                                ---------------------------

                                 3841 Amador Way
                                Reno Nevada, 89502
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,272,000 shares of $0.001 par value common stock outstanding as of December 13, 2006.

                                AAA ENERGY INC.

                          (FORMERLY AAA MINERALS INC.)

                         (AN EXPLORATION STAGE COMPANY)

                             FINANCIAL STATEMENTS

                                OCTOBER 31, 2006

			     (Stated in US Dollars)

                                  (UNAUDITED)











BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)
___________________________________________________________________________


                                                    October 31,        July 31,
                                                       2006              2006
                                                    (Unaudited)        (Audited)
                                       ASSETS
Current
 Cash                                               $   33,622        $   60,910
 Prepaid expenses                                        2,941              -

Total Assets                                        $   36,563        $   60,910


                                    LIABILITIES
Current
 Accounts payable and accrued liabilities           $   36,177        $   28,027

Total Liabilities                                       36,177            28,027


                                STOCKHOLDERS' EQUITY

Common Stock (Note 4)
 Authorized:
 100,000,000 common shares $0.001 par value
 Issued:
 34,272,000 common shares
 (July 31, 2006 - 34,272,000 shares)                    16,772            16,772
     Additional Paid in Capital                         77,728            77,728
Deficit accumulated during the exploration stage       (94,114)          (61,617)

Total Stockholders' Equity                                 386            32,883

Total Liabilities and Stockholders' Equity          $   36,563        $   60,910


GOING CONCERN:  NOTE 1







 The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)
_____________________________________________

                                                                              Cumulative From
                                                                              May 26, 2004
                                                   Three months ended	      (Inception)
                                                      October 31,	      to October 31,
                                                2006             2005                2006


Expenses
 Accounting and audit fees                    $  2,130       $  5,000         $    30,005
 Bank charges                                       62             23                 400
 Consulting fees                                19,760              -              32,760
 Filing and transfer agent fees                    430          1,704               6,179
 Legal fees                                          -              -               7,030
 Mineral property costs (Note 3)                     -              -               7,500
 Office expenses                                 1,500              -               1,625
 Travel                                          8,615              -               8,615

Net loss                                      $(32,497)      $(6,727)         $   (94,114)

Basic and diluted loss per share              $  (0.00)      $ (0.00)

Weighted average common shares
outstanding				    34,272,000    33,072,000














 The accompanying  notes  are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)
___________________________________________________________________________

									     	 	Cumulative From
                                                             	                 	May 26, 2004
                                                   	Three months ended	 	(Inception)
                                                      	October 31,	      	 	to October 31,
                                                	2006             2005         	2006


Operating Activities

 Net loss                                               $(32,497) 	$(6,727)       	$(94,114)
 Non cash items
   Mineral property costs                                      -            -                500

 Change in non-cash working capital balance relating to operations

   Prepaid expenses 					 (2,941)	    -             (2,941)
   Accounts payable and accrued liabilities               8,150   	 1,352            36,177

Net cash used in operating activities                   (27,288)	(5,375)  	 (60,378)


Financing Activities

  Capital stock issued for cash                               -             -             94,000

Net cash from financing activities                            -             -             94,000

Increase (decrease) in cash                             (27,288)       (5,375)            33,622


Cash, beginning                                          60,910        15,503                 -


Cash, ending                                            $33,622       $10,128           $33,622


Supplemental Cash Flow Disclosures:
    Cash paid for:
       Interest                                               -            -                 -
       Income taxes                                           -            -                 -
    Non cash item:
       Shares issued for acquisition of mineral property      -            -               500






   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)
May 26, 2004 (Inception) to October 31, 2006
___________________________________________________________________________


                                                                            Deficit Accumulated
                                                               Additional       During the
                                             Common Shares      Paid-in        Exploration
                                            Number   Par Value  Capital           Stage            Total

Balance May 26, 2004 (Inception)                  -  $       - $       -  $           -       $        -
Capital stock issued for cash
 - June, 2004 at $0.001                   18,000,000     3,000         -              -            3,000
 - June, 2004 at $0.01                    10,800,000    10,800     7,200              -           18,000
 - July, 2004 at $0.05                     1,200,000     1,200     8,800              -           10,000
Capital stock issued for mineral
  property                                 3,000,000       500         -              -              500
Net loss                                          -          -         -         (4,064)          (4,064)
Balance, July 31, 2004 (audited)          33,000,000    15,500    16,000         (4,064)          27,436
Capital stock issued for cash
 - August, 2004 at $0.25                      72,000        72     2,928              -            3,000
Net loss                                          -          -         -        (21,511)         (21,511)
Balance, July 31, 2005 (audited)          33,072,000    15,572    18,928        (25,575)           8,925
Capital stock issued for cash
 - July, 2006 at $0.30                     1,200,000     1,200    58,800              -           60,000
Net loss                                          -          -         -        (36,042)         (36,042)
Balance, July 31, 2006 (audited)          34,272,000    16,772    77,728        (61,617)          32,883

Net loss                                          -          -         -        (32,497)         (32,497)
Balance, October 31, 2006 (unaudited)     34,272,000 $  16,772 $  77,728  $     (94,114)      $      386














The accompanying notes are  an  integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
October 31, 2006
(Unaudited)
_______________________________________________________________

Note 1 Nature and Continuance of Operations

Organization

AAA Energy Inc. (the "Company") (formerly AAA Minerals Inc.) was incorporated under the law of the State of Nevada on May 26, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company previously acquired a mineral property located in the Province of British Columbia, Canada. In fiscal 2006, the claims lapsed as the Company did not incur the required property expenditures (Note 3).

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $94,114 as at October 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with US GAAP and are expressed in US dollars. The Company's fiscal year end is July 31.

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
October 31, 2006
(Unaudited)
____________________________________________________________

Note 2 Summary of Significant Accounting Policies (cont'd)

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

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts. At October 31, 2006 and July 31, 2006, the Company has recorded $Nil in environmental costs.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional and reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
October 31, 2006
(Unaudited)
________________________________________________________________


Note 2  Summary of Significant Accounting Policies - (cont'd)

Income Taxes

The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years, and is reduced to $Nil by a valuation allowance.


Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted loss per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the quarter beginning November 1, 2005. The Company did not record any compensation expense in the second quarter of 2006 because

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2006
(Unaudited)
_______________________________________________________________


Note 2  Summary of Significant Accounting Policies - (cont'd)

Stock-based Compensation - (cont'd)

there  were no stock options  outstanding prior to the adoption or at July
31, 2005.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
October 31, 2006
(Unaudited)
_______________________________________________________________

Note 2 Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements - (cont'd)

measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Note 3   Mineral Properties

Pursuant to a mineral property purchase agreement dated June 23, 2004, the Company acquired a 100% undivided right, title and interest in the BA claims represented by five mineral claims, located in the Lillooet Mining Division of British Columbia, Canada by issuance of 3,000,000 (500,000 pre stock split) common shares of the Company's capital stock at a price of $0.001 per share for cost of $500. This cost has been written off to operations in the fiscal year ended July 31, 2004. During the year ended July 31, 2005 the company incurred $7,000 in resource property expenditures that were expensed in the statement of operations. During the year ended July 31, 2006 the Company did not incur the required property expenditures and consequently the claims lapsed.

Note 4   Share Capital

During the year ended July 31, 2006 the Company's directors approved a stock split of the Company's authorized and issued common stock such that every one of the Company's common stock be forward split for six post split common shares of the Company and to decrease the post split authorized common share capital of the Company to 100,000,000 common shares with a par value of $0.001. Prior to the stock split, the Company's

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
October 31, 2006
(Unaudited)
_______________________________________________________________

Note 4   Share Capital - (cont'd)

authorized common share capital was 75,000,000 shares with a par value of $0.001.


These financial statements are presented as if the forward stock split took place at the beginning of all periods presented.

During the period ending July 31, 2004 the Company issued 30,000,000 common shares for total cash proceeds of $31,000. In addition the Company issued 3,000,000 (500,000 pre stock split) common shares at a price of $0.001 each for mineral properties for a cost of $500.

During the year ended July 31, 2005 the Company issued 72,000 common shares for cash proceeds of $3,000.

During the year ended July 31, 2006, the Company issued 1,200,000 units at a price of $0.30 per unit for the aggregate purchase price of $60,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant entitling the holder to purchase an additional share of common stock for $0.60 for a period of two years until July 12, 2008.

At October 31, 2006 there are 1,200,000 outstanding share purchase warrants and no outstanding stock options.

Note 5  Income Taxes

At October 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $94,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

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

We will require additional funding to cover all administrative expenses and costs incurred in connection with our review of potential projects. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS FOR PERIOD ENDING OCTOBER 31, 2006

We did not earn any revenues during the nine-month period ending October 31, 2006. We incurred operating expenses in the amount of $32,497 for the three-month period ended October 31, 2006. Our operating expenses were comprised of accounting and audit fees of $2,130, filing and transfer agent fees of $430, office costs of $1,500, bank charges of $62, consulting fees of $19,760 and travel costs of $8,615.

At October 31, 2006, we had total assets of $36,563 consisting of $33,622 in cash and $2,941 in prepaid expenses and $36,177 in liabilities consisting of accounts payable and accrued liabilities.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on October 31, 2006. This evaluation was conducted by our chief executive officer, Dr. Earl Abbott, and our principal accounting officer, Dennis LaPrairie.

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

Item 2.    Changes in Securities

The Company did not issue any securities during the quarter ended October 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

Exhibits

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

Current Reports on Form 8-K

During the quarter ended October 31, 2006, we filed the following current reports on Form 8-K:

1. On August 1, 2006, we filed a current report indicating that Albert Au had been appointed as our director; and

2. On August 14, 2006, we filed a current report disclosing that we changed our independent accountants from Moen & Company, Chartered Accountants to Dale Matheson Carr Hilton LaBonte, Chartered Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  December 13, 2006

AAA Energy, Inc.

/s/ Dr. Earl Abbott
------------------------------
Dr. Earl Abbott, President