Form 10QSB
period 2007-01-31
AAA Energy Inc.
filed 2007-03-16
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   January 31, 2007
                                      ------------------

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

1200 Alberni Street, Suite 1503
Vancouver, BC, Canada                                     V6E 1A6
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,272,000 shares of $0.001 par value common stock outstanding as of March 16, 2007.

                                AAA ENERGY INC.

                          (FORMERLY AAA MINERALS INC.)

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                JANUARY 31, 2007

                                  (UNAUDITED)















BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
BALANCE SHEETS

___________________________________________________________________________


                                                    January 31,          July 31,
                                                       2007                2006
                                                    (Unaudited)         (Audited)
                                        ASSETS
Current
 Cash                                               $   66,421        $   60,910


                                      LIABILITIES
Current
 Accounts payable and accrued liabilities           $   37,327        $   28,027

Total Current Liabilities                               37,327            28,027
Convertible Note (Note 2)                                6,260                 -

Total Liabilities                                       43,587            28,027


                                 STOCKHOLDERS' EQUITY

Common Stock
 Authorized:
 100,000,000 common shares $0.001 par value
 Issued:
 34,272,000 common shares
 (July 31, 2006 - 34,272,000 shares)                    16,772            16,772
Additional Paid-in Capital                             123,541            77,728
Deficit accumulated during the exploration stage      (117,479)          (61,617)

Total Stockholders' Equity                              22,834            32,883

Total Liabilities and Stockholders' Equity          $   66,421         $  60,910


COMMITMENTS AND CONTINGENCIES:  NOTE 1







   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

___________________________________________________________________________



                                           Three months ended     Six months ended	Cumulative From May 26, 2004
                                               January 31,           January 31,	(Inception) to January 31,
                                             2007       2006       2007       2006              2007
Expenses
 Accounting and audit fees               $  3,743    $  1,993   $ 5,873   $  6,993         $     33,748
 Bank charges                                 191         48        253         71                  591
 Consulting fees                            1,391          -     21,151          -               34,151
 Filing and transfer agent fees             1,044      1,244      1,474      2,948                7,223
 Interest expense (Note 2)                  2,073          -      2,073          -                2,073
 Legal fees                                     -          -          -          -                7,030
 Mineral property costs                         -          -          -          -                7,500
 Office expenses                              690          -      2,190          -                2,315
 Travel and promotion                      14,233          -     22,848          -                2,848

Net loss                                $(23,365)    $(3,285)  $(55,862)  $ (10,012)       $   (117,479)


Basic and diluted loss per share        $  (0.00)    $ (0.00)  $ (0.00)   $   (0.00)


Weighted average number of shares
outstanding                            34,272,000  34,272,000 34,272,000  34,272,000



   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

___________________________________________________________________________

                                                                                               Cumulative From May 26, 2004
                                                                        Six months ended              (Inception) to
                                                                           January 31,                 January 31,
                                                                        2007          2006                2007


Cash Flows From Operating Activities

 Net loss                                                            $(57,946)     $(10,012)    $(117,479)
 Non cash items:
   Accrued interest expense                                             2,073            -          2,073
   Mineral property costs                                                   -            -            500

 Change in non-cash working capital item:
   Increase (decrease) in accounts payable   and accrued
    liabilities                                                         9,300        (4,057)       37,327


Net cash used in operations                                           (44,489)      (14,069)      (77,579)

Cash Flows From Financing Activities

 Capital stock issued for cash                                              -             -        94,000
 Convertible Note                                                      50,000             -        50,000

Net cash from financing activities                                     50,000             -       144,000

Increase (decrease) in cash                                             5,511       (14,069)       66,421

Cash, beginning                                                        60,910        15,503             -

Cash, ending                                                          $66,421       $ 1,434       $66,421

Supplemental Cash Flow Disclosures:
    Cash paid for:
       Interest                                                       $     -       $     -       $     -
       Income tax                                                     $     -       $     -       $     -
    Non cash item:
       Shares issued for acquisition of mineral property              $     -       $     -       $   500






   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)

___________________________________________________________________________

Note 1  Nature and Continuance of Operations

Organization

AAA Energy Inc. (the "Company") (formerly AAA Minerals Inc.) was incorporated under the law of the State of Nevada on May 26, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company intends to locate, explore and develop oil and gas properties internationally.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $117,479 as at January 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

Note 2   Convertible Note

On January 11, 2007, the Company entered into an agreement with third party (the "Lender"), whereby the Lender would advance the Company up to $1,000,000 (the "Note"), from time to time. All such amounts advanced under the Note will comprise the principal amount which bears interest at 10% per annum and matures on January 11, 2009. At January 31, 2007, the Company has recorded accrued interest of $164 on the Note. The principal amount will be subject to conversion terms, whereby at any time from the date of the Note until the date that the Company repays the entire amount of principal to

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
January 31, 2007
(Unaudited)

___________________________________________________________________________

Note 2   Convertible Note (continued)

the Lender, at its sole option, may convert a portion, or all, of the principal amount outstanding into units in the capital stock of the Company. Each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. At January 31, 2007 the Company owed $50,164 on this Note comprising of principal of $50,000 and accrued interest of $164.

In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recognized the value of the embedded beneficial conversion feature of $45,813. This value was recorded as additional paid in capital and is being deferred and amortized over the term of the Note. During the six months ended January 31, 2007, $1,909 was expensed as non-cash interest pertaining to this Note. The carrying value of the Note will be accreted to the face value over the term of the note.

In addition and in accordance with EITF 00-27, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants, to be issued upon conversion of the Note, based on their relative fair values. Accordingly, upon conversion of the Note, the Company will recognize the fair value of the detachable warrants of $4,125 as common stock purchase warrants.

Note 3  Income Taxes

At January 31, 2007, the Company has accumulated non-capital loss carry-forwards of approximately $117,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2027. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. One should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

PLAN OF OPERATION

We commenced operations as a company involved in the acquisition and exploration of resource properties. During the fiscal year ended July 31, 2005, we held a 100% interest in five mineral claims comprising the BA property. During the fiscal year ended July 31, 2006, our interest in the BA property lapsed.

We are continuing to review other potential acquisitions in the resource sector. Currently, we are still in the process of completing a due diligence investigation of various opportunities in the oil and gas sector, as well as the base and precious metals sectors. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

We anticipate spending an additional $35,000 on administrative fees, including fees we will incur in complying with reporting obligations.

During the quarter, the Company announced that we are proceeding with the sale of up to $1,000,000 in convertible notes to finance potential acquisition of natural resource projects and working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although upon the completion of the convertible notes financing, we will have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS FOR PERIOD ENDING JANUARY 31, 2007

We did not earn any revenues during the six-month period ending January 31, 2007. We incurred operating expenses in the amount of $55,862 for the six-month period ended January 31, 2007. Our operating expenses were comprised of travel and promotion costs of $22,848, consulting fees of $21,151, accounting and audit fees of $5,873, office expenses of $2,190, interest expense of $2,073, filing and transfer agent fees of $1,474 and bank charges of $253.

At January 31, 2007, we had total assets of $66,421 consisting entirely of cash and $43,587 in liabilities consisting of accounts payable and accrued liabilities of $37,327 and $6,260 pursuant to a convertible note.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on January 31, 2007. This evaluation was conducted by our chief executive officer, Bruno Fruscalzo, and our principal accounting officer, Albert Au.

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

Item 2.     Changes in Securities

The Company did not issue any securities during the quarter ended January 31, 2007.

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

Current Reports on Form 8-K

During the quarter ended January 31, 2007, we filed the following current report on Form 8-K:

On January 11, 2007, we filed a current report on Form 8-K disclosing that Bruno Fruscalzo had been appointed as our president, chief executive officer and director in place of Dr. Earl Abbott, who remains a director of the Company. We concurrently announced that we are proceeding with the sale of up to $1,000,000 in convertible notes, which are convertible into units in the capital of the company at a conversion price of one unit for each $0.40 of principal. Each unit shall consist of one share of common stock in the capital of the company and one two-year non-transferable share purchase warrant entitling the holder to acquire an additional share of common stock for $0.60.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 16, 2007

AAA Energy, Inc.

/s/ Bruno Fruscalzo
------------------------------
Bruno Fruscalzo, President


/s/ Albert Au
-------------------------------
Albert Au, Director