Form 10QSB
period 2007-04-30
AAA Energy Inc.
filed 2007-06-14
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   April 30, 2007
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-119848
                            -----------------

                             AAA ENERGY, INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                   Applied For
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

1200 Alberni Street, Suite 1503
Vancouver, BC, Canada                                     V6E 1A6
----------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        (604) 669-0780
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,272,000 shares of $0.001 par value common stock outstanding as of June 14, 2007.

                                AAA ENERGY INC.

                          (FORMERLY AAA MINERALS INC.)

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2007

                                  (UNAUDITED)















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
BALANCE SHEETS

______________________________________________________________
_____________


                                                     April 30,           July 31,
                                                       2007                2006
                                                    (Unaudited)
                                        ASSETS
Current
 Cash                                               $   122,544       $   60,910


                                      LIABILITIES
Current
 Accounts payable and accrued liabilities           $   50,169        $   28,027

Total Current Liabilities                                50,169           28,027
Convertible Note (Note 2)                                28,870               -

Total Liabilities                                        79,039           28,027


CONTINGENCY  (Note 1)

                                 STOCKHOLDERS' EQUITY

Common Stock
 Authorized:
 100,000,000 common shares $0.001 par value
 Issued:
 34,272,000 common shares
 (July 31, 2006 - 34,272,000 shares)                      16,772            16,772
Additional Paid-in Capital                               217,035            77,728
Deficit accumulated during the exploration stage        (190,302)          (61,617)

Total Stockholders' Equity                                43,505            32,883

Total Liabilities and Stockholders' Equity            $  122,544         $  60,910









   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

_________________________________________


                                                                                              Cumulative From  to
                                        Three months ended     Nine months ended            May 26, 2004 (Inception)
                                             April 30,             April 30,			     April 30,
                                          2007       2006       2007       2006                         2007

Expenses
 Accounting and audit fees            $     3,221  $   1,984   $  9,094 $    8,977          $         36,969
 Bank charges                                  31         21        120         92                       458
 Consulting fees                           10,500          -     31,651          -                    44,651
 Filing and transfer agent fees               275        359      1,749      3,307                     7,498
 Interest expense (Note 2)                 16,104          -     18,177          -                    18,177
 Investor relation                         10,000          -     10,000          -                    10,000
 Legal fees                                                -     10,000          -                    17,030
                                       10,000
 Mineral property costs                         -          -          -          -                     7,500
 Office expenses                            1,471        125      3,661        125                     3,786
 Travel and promotion                      21,385          -     44,233          -                    44,233

Net loss                               $  (72,987) $  (2,489) $ 128,685) $ (12,501)         $       (190,302)


Basic and diluted loss per share       $   (0.00)  $   (0.00) $  (0.00)  $   (0.00)

Weighted average number of shares
outstanding                           34,272,000  34,272,000 34,272,000  34,272,000
















  The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

_________________________________________________________________________

                                                                                                  Cumulative From May 26, 2004
                                                                       Nine months ended		(Inception) to
                                                                           April 30,			  April 30,
                                                                       2007          2006                     2007


Cash Flows From Operating Activities

 Net loss                                                             $(128,685)    $(12,501) $   (190,302)
 Non cash items:
   Interest expense                                                      18,177          -          18,177
   Mineral property costs                                                   -            -             500

 Change in non-cash working capital item:
   Increase (decrease) in accounts payable   and accrued
    liabilities
                                                                        22,142       (2,073) 	    50,169

Net cash used in operations                                            (88,366)     (14,574)      (121,456)

Cash Flows From Financing Activities

 Capital stock issued for cash                                              -             -         94,000
 Convertible Note                                                     150,000             -        150,000

Net cash from financing activities                                    150,000             -        244,000

Increase (decrease) in cash                                            61,634       (14,574)       122,544

Cash, beginning                                                        60,910        15,503            -

Cash, ending                                                         $122,544      $   929       $ 122,544

Supplemental Cash Flow Disclosures:
    Cash paid for:
       Interest                                                     $       -      $     -      $      -
       Income taxes                                                 $       -      $     -      $      -

    Non cash item:
       Shares issued for acquisition of mineral property            $       -      $     -      $     500






   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2007
(Unaudited)

______________________________________________________________

Note 1 Basis of presentation

Organization

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2006 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $190,302 as at April 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.


Note 2   Convertible Note

On January 11, 2007, the Company entered into an agreement with third party (the "Lender"), whereby the Lender would advance the Company up to $1,000,000 (the "Note"), from time to time. All such amounts advanced under the Note will comprise the principal amount which bears interest at 10% per annum and matures on January 11, 2009. At April 30, 2007, the Company has recorded accrued interest of $2,411 on the Note. The principal amount will be subject to conversion terms, whereby at any time from the date of the Note until the date that the Company repays the entire amount

AAA ENERGY INC.
(Formerly AAA MINERALS INC.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2007
(Unaudited)
__________________________________________________________

Note 2   Convertible Note (continued)

of principal to the Lender, at its sole option, may convert a portion, or all, of the principal amount outstanding into units in the capital stock of the Company. Each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. At April 30, 2007 the Company owed $152,411 on this Note comprising of principal of $150,000 and accrued interest of $2,411.

In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recognized the value of the embedded beneficial conversion feature of $139,307. This value was recorded as additional paid in capital and is being deferred and amortized over the term of the Note. During the nine months ended April 30, 2007, $15,766 was expensed as non-cash interest pertaining to this Note. The carrying value of the Note will be accreted to the face value over the term of the note.

In addition and in accordance with EITF 00-27, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants, to be issued upon conversion of the Note, based on their relative fair values. Accordingly, upon conversion of the Note, the Company will recognize the fair value of the detachable warrants of $26,807 as common stock purchase warrants.

Note 3  Stock Option Plan

During the quarter ended April 30, 2007, the Company set up an incentive stock option program comprised of an aggregate of 3,400,000 shares of its common stock to directors, officers and key advisors. To April 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

We are continuing to review other potential acquisitions in the resource sector. Currently, we are in the process of completing due diligence investigation of various opportunities in the oil and gas sector in China, as well as various opportunities in the base and precious metals sectors. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

We anticipate spending an additional $35,000 on administrative fees, including fees we will incur in complying with reporting obligations.

In the previous quarter, the Company announced that it was proceeding with the sale of up to $1,000,000 in convertible debentures to finance potential acquisition of natural resource projects and for working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although upon the completion of the convertible debenture financing, we will have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS FOR PERIOD ENDING APRIL 30, 2007

We did not earn any revenues during the nine-month period ending April 30, 2007. We incurred operating expenses in the amount of $128,685 for the nine-month period ended April 30, 2007. Our operating expenses were comprised of travel and promotion costs of $44,233, consulting fees of $31,651, investor relations expenses of $10,000, legal fees of $10,000, accounting and audit fees of $9,094, office expenses of $3,661, interest expense of $18,177, filing and transfer agent fees of $1,749 and bank charges of $284.

At April 30, 2007, we had total assets of $122,544 consisting entirely of cash and $79,039 in liabilities consisting of accounts payable and accrued liabilities of $50,169 and $28,870 pursuant to a convertible note.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on April 30, 2007. This evaluation was conducted by our chief executive officer, Bruno Fruscalzo, and our principal accounting officer, Heather Ho.

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

Current Reports on Form 8-K

During the quarter ended April 30, 2007, we filed the following current report on Form 8-K:

On March 22, 2007, we filed a current report on Form 8-K disclosing that we have agreed to grant incentive stock options on an aggregate of 3,400,000 shares of our common stock to our directors, officers and key advisors. Each option is exercisable at a price of $0.90 per share for a period of two years from the date of the grant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  June 14, 2007

AAA Energy, Inc.

/s/ Bruno Fruscalzo
------------------------------
Bruno Fruscalzo, President


/s/ Heather Ho
-------------------------------
Heather Ho, Director