Form 10-K
AAA Energy Inc.
filed 2007-10-29
CIK 1304741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2007

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

  $30,844,798 as at October 29, 2007 based on the closing trading price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            34,272,000 shares of common stock as at October 29, 2007

                               TABLE OF CONTENTS

                                                                    PAGE

ITEM 1:  DESCRIPTION OF BUSINESS.......................................4

ITEM 2:  DESCRIPTION OF PROPERTY......................................12

ITEM 3:  LEGAL PROCEEDINGS............................................12

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........12

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....12

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....13

ITEM 7:  FINANCIAL STATEMENTS.........................................15

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES....................................25

ITEM 8A: CONTROLS AND PROCEDURES......................................25

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.26

ITEM 10:  EXECUTIVE COMPENSATION......................................28

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................28

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............29

ITEM 13:  EXHIBITS AND REPORTS........................................29

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES......................30

PART I


ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We commenced operations as a company involved in the acquisition and exploration of resource properties and initially held a 100% interest in five mineral claims comprising the BA property. During the fiscal year ended July 31, 2006, our interest in the BA property lapsed. Subsequent to our year ended July 31, 2007, we entered into a mineral property option agreement to acquire Salal Creek, comprised of one mineral claim located in the Lillooet Mining Division in the Province of British Columbia.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development. As of July 31, 2007, we had cash in the amount of $114,425. We currently do not have any operations and we have no income. We will require additional funds to review, acquire and develop business assets. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

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

We have incurred losses since our inception resulting in an accumulated deficit of $5258,778 at July 31, 2007. Further losses are anticipated in the acquisition and development of a business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

BECAUSE OUR PRESIDENT AND A FORMER DIRECTOR OWN 52.5% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our President and one of our former directors own approximately 52.5% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Dr. Abbott and our secretary and treasurer, Mr. Lorge, intend to respectively devote 30% and 15% of their business time to our affairs. It is possible that the demands on Dr. Abbott and Mr. Lorge from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, Dr. Abbott and Mr. Lorge may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board on February 13, 2006. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of July 31, 2007, our stock has only been thinly traded.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to continue to review other potential acquisitions in the resource sector. Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal sector.

As well, we anticipate spending an additional $25,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $50,000.

While we have enough funds on hand to cover our administrative expenses for the next 12 months, we will need additional funding for the review, acquisition and development of business assets. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

On August 4, 2007, the Company was granted an option to acquire 100% interest, subject to a 2% net smelter royalty, in one mineral claim located in the Lillooet Mining Division in the Province of Briths Columbia. Under the terms of the option agreement, the Company must make cash payment of CDN$255,000 and issue 500,000 shares of common stock in various stages as follos: CDN $5,000 (paid) upon signing of the agreement, CDN $30,000 and issuance of 100,000 shares of common stock by the first anniversary of this agreement $40,000 and 100,000 shares by the second anniversary of this agreement:
$50,000 and issuance of 100,000 sharesby the third anniversary of this agreement; $60,000 and issuance of 100,000 shares by the fourth anniversary of this agreement; and $70,000 and issuance of 100,000 shares by the fifth anniversary of this agreement. The Company must also pay 2% net smelter returns for royalty ("NSR") upon commencement of commercial production. The Company may purchase half of the 2% NSR for on-time payment of $1,000,000.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2007

We did not earn any revenues during the fiscal year ended July 31, 2007. We incurred operating expenses in the amount of $197,161 for the fiscal year. These operating expenses were comprised of consulting fees of $46,383, travel and promotion fees of $49,801, investor relations fees of $19,350, accounting and accounting and audit fees of $9,136, filing and transfer agent fees of $1,749, , legal fees of $10,000, office costs of $8,136 and bank charges of $236.

Our net loss in fiscal 2007 ($197,161) was higher than in fiscal 2006 ($36,042) primarily due to an increase in consulting fees ($46,383 in 2007 as compared to $12,500 in 2006), an increase in investor relations fees ($19,350 in 2007 as compared to nil in 2006) and an increase in travel and promotion fes ($49,801 in 2007 as compared to nil in 2006).

We have not attained profitable operations and are dependent upon obtaining financing to pursue future acquisitions. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

                                AAA ENERGY INC.

                          (FORMERLY AAA MINERALS INC.)

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JULY 31, 2007















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AAA Energy Inc.:

We have audited the balance sheets of AAA Energy Inc. (an exploration stage company) as at July 31, 2007 and 2006 and the statements of operations, stockholders'equity and cash flows for the years then ended and the period from May 26, 2004 (Inception) to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2007 and 2006 and the results of operations and cash flows and changes in stockholders' equity for the years then ended and the period from May 26, 2004 (Inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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



                                                                         "DMCL"

                                          DALE MATHESON CARR-HILTON LABONTE LLP
                                                          CHARTERED ACCOUNTANTS

Vancouver, Canada
October 18, 2007

AAA ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS


                                                     July 31,          July 31,
                                                       2007              2006

                                        ASSETS
Current
 Cash                                               $   114,425     $   60,910

Total Assets                                        $   114,425     $   60,910


                                      LIABILITIES
Current
 Accounts payable and accrued liabilities           $   46,333      $   28,027

Total Current Liabilities                               46,333          28,027
Convertible Note (Note 4)                               58,063               -

Total Liabilities                                      104,396          28,027


COMMITMENT  (Note 8)

                                 STOCKHOLDERS' EQUITY

Common Stock (Note 5)
 Authorized:
 100,000,000 common shares $0.001 par value
 Issued:
 34,272,000 common shares
 (July 31, 2006 - 34,272,000 shares)                    16,772          16,772
Additional Paid-in Capital                             252,035          77,728
Deficit accumulated during the exploration stage     (258,778)        (61,617)

Total Stockholders' Equity                              10,029          32,883

Total Liabilities and Stockholders' Equity          $   114,425      $  60,910









   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

                                                      Cumalative From
                                                      From May 26, 2004
                                  Year ended          (Inception) to July
                                    July 31,          31, 2007
                               2007         2006


Revenue                  $        -   $        -    $        -

Expenses
 Accounting and audit fees    9,136       14,999        37,011
 Bank charges                   236          111           574
 Consulting fees             46,383       12,500        59,383
 Filing and transfer agent
 fees                         1,749        3,307         7,498
 Interest expense (Note 4)   47,370            -        47,370
 Investor relation           19,350            -        19,350
 Legal fees                  10,000        5,000        17,030
 Mineral property costs       5,000            -        12,500
 Office expenses              8,136          125         8,261
 Travel and promotion        49,801            -        49,801

Net loss                 $(197,161)    $(36,042)    $(158,778)

Basic and diluted loss
per share                $   (0.01)    $  (0.00)

Weighted average number
of shares outstanding    34,272,000   33,121,219

















The  accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS



                                                   Cumulative From
                                                     May 26, 2004
                                  Year ended       (Inception) to
                                   July 31,         July 31, 2007
                            2007            2006


Cash Flows From Operating
Activities

 Net loss             $ (197,161)    $ (258,778)  $(258,778)
 Non cash items:
   Interest expense        47,370              -      47,370
   Mineral property
   costs                        -              -         500

 Change in non-cash working capital item:
   Increase (decrease)
   in accounts
   payable and
   accrued
   iabilities              18,306         21,449      46,333

Net cash used
in operations           (131,485)       (14,593)   (165,575)

Cash Flows From Financing Activities

 Capital stock
 issued for cash                -         60,000      94,000
 Convertible Note         185,000              -     185,000

Net cash from
financing activities      185,000         60,000     279,000

Increase in cash           53,515         45,407     114,425

Cash, beginning            60,910         15,503           -

Cash, ending             $114,425        $60,910  $  114,425

Supplemental Cash Flow Disclosures:
    Cash paid for:
       Interest                 -              -           -
       Income taxes             -              -           -
    Non cash item:
       Shares issued
       for acquisition
       of mineral
       property                 -              -         500


AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
May 26, 2004 (Inception) to July 31, 2007



                                                              Deficit
                                            Additional    Accumulated
		         Common Shares         Paid-in    Exploration
                      Number 	Par Value      capital          Stage	  Total
Balance May 26, 2004
(Inception)                -  $         -   $        -    $         -     $   -
Capital stock issued
for cash
 - June, 2004 at
   $0.001         18,000,000        3,000            -              -     3,000
 - June, 2004 at
   $0.01          10,800,000       10,800        7,200              -    18,000
 - July, 2004 at
   $0.05           1,200,000        1,200        8,800              -    10,000
Capital stock
issued for
mineral property   3,000,000          500            -              -       500
Net loss                   -            -            -        (4,064)   (4,064)
Balance, July
31, 2004          33,000,000       15,500       16,000        (4,064)    27,436

Capital stock issued for cash
 - August, 2004 at
   $0.25              72,000           72        2,928              -     3,000
Net loss                   -            -            -       (21,511)  (21,511)
Balance, July
31, 2005          33,072,000       15,572       18,928       (25,575)     8,925
Capital stock issued for cash
 - July, 2006 at
   $0.30           1,200,000        1,200       58,800              -    60,000
Net loss                   -            -            -       (36,042)  (36,042)
Balance, July
31, 2006          34,272,000       16,772       77,728       (61,617)    32,883
Beneficial
conversion
feature on
convertible
debt                       -            -      174,307              -   174,307
Net loss                   -            -            -      (197,161) (197,161)
Balance, July
31, 2007          34,272,000   $   16,772   $  252,035    $ (258,778)  $ 10,029





   The accompanying notes are an integral part of these financial statements

Note 1 Basis of presentation


AAA Energy Inc. (the "Company") wasincorporated under the law of the State of Nevada on May 26, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. Subsequent to the year end, the Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property, and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $258,778 as at July 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No.52, "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transaction are included in results of operations.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and 2006, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations

Note 3 - Mineral Properties




Pursuant to a mineral property purchase agreement dated June 23, 2004, the Company acquired a 100% undivided right, title and interest in the BA claims represented by five mineral claims, located in the Lillooet Mining Division of British Columbia, Canada by issuance of 3,000,000 common shares for cost of $500. This cost has been written off to operations in the fiscal year ended July 31, 2004. During the year ended July 31, 2005 the Company incurred $7,000 in resource property expenditures that are expensed in the statement of operations. During the year ended July 31, 2006 the Company did not incur the required property expenditures and consequently the claims lapsed.

Note 4 - Convertible Note



On January 11, 2007, the Company entered into an agreement with third party (the "Lender"), whereby the Lender would advance the Company up to $1,000,000 (the "Note"), from time to time. All such amounts advanced under the Note will comprise the principal amount which bears interest at 10% per annum and matures on January 11, 2009. The principal amount will be subject to conversion terms, whereby at any time from the date of the Note until the date that the Company repays the entire amount of principal to the Lender, the lender at its sole option , may convert a portion, or all, of the principal amount outstanding into units in the capital stock of the Company. Each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants.

At July 31, 2007, the Company owed $192,619 (2006: nil) on this Note comprising of principal of $185,000 (2006: nil) and accrued interest of $7,619.

In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recognized the value of the embedded beneficial conversion feature of $174,307. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the Note. During the year ended July 31, 2007, $39,751 (2006: nil) was expensed as non-cash interest pertaining to this Note. The carrying value of the Note will be accreted to the face value over the term of the note.

The Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants, to be issued upon conversion of the Note, based on their relative fair values. Accordingly, upon conversion of the Note, the Company will recognize the fair value of the detachable warrants of $38,521 as common stock purchase warrants.


Note 5 - Common Stock


During the year ended July 31, 2006 the Company's directors approved a stock split of the Company's authorized and issued common stock such that every one of the Company's common stock be forward split for six post split common shares of the Company and to decrease the post split authorized common share capital of the Company to 100,000,000 common shares with a par value of $0.001. Prior to the stock split the Company's authorized common share capital was 75,000,000 shares with a par value of $0.001. These financial statements presented as if the forward stock split took place at the beginning of all periods presented.

During the year ended July 31, 2006, the Company issued 1,200,000 units at a price of $0.30 per unit for the aggregate purchase price of $60,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant entitling the holder to purchase an additional share of common stock for $0.60 for a period of two years until July 12, 2008.

At July 31, 2007 there are 1,200,000 outstanding share purchase warrants and no outstanding stock options.


Note 6 - Income Taxes


The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that incudes the enactment date.


                                   July 31,
                                  ----------
                           2007               2006
                        -----------        -----------

 Deferred tax assets      $90,580            $20,950
 Valuation allowance      (90,580)           (20,950)
                        -----------        -----------
 Net deferred tax assets     $-                 $-
                        -----------        -----------


The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2007 as it is reduced to nil by a valuation allowance, due to uncertanty of the application of losses. A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended July 31, 2007 and 2006 is as follows:

                                             2007           2006

Statutory federal income tax rate            35.0%          34.0%
Valuation allowance                          (35.0%)        (34.0%)
Effective income tax rate                    0.0%           0.0%



Note 7 - Related Pary Transactions

At July 31, 2007, included in accounts payable is cash advances the Company received from a director of the Company totaling $6,632 (2006 - $Nil). The amount is unsecured, non-interest bearing and has no specified terms of repayment. During hte year ended July 31, 2007, $4,500 (2006 - $Nil) was paid in consulting fees to the president of the Company.

Related part transactions are measured at the exhcange amount and occurred in the ordinary course of business.

Note 8 - Subsequent Event




On August 4, 2007, the Company was granted an option to acquire 100% interest, subject to a 2% net smelter royalty, in one mineral claim located in the Lillooet Mining Division in the Province of British Columbia. Under the terms of the option agreement, the Company must make cash payment of CDN$255,000 and issue 500,000 shares of common stock in various stages as follows: CDN$5,000 (paid) upon signing of the agreement, CDN$30,000 and issuance of 100,000 shares of common stock by the first anniversary of this agreement; CDN$40,000 and 100,000 shares by the second anniversary of this agreement; CDN$50,000 and issuance of 100,000 shares by the third anniversary of this agreement; CDN $60,000 and issuance of 100,000 shares by the fourth anniversary of this agreement; and CDN$70,000 and issuance of 100,000 shares by the fifth anniversary of this agreement. The Company must also pay 2% Net Smelter Returns Royalty (NSR) upon commencement of commercial production. The Company may purchase half of the 2% NSR for a one-time payment of $1,000,000.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES


EVALUTION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name             Age         Position with Registrant     Served as a Director
                                                          or Officer Since

Dr. Earl Abbott  63          President, C.E.O.,           May 26, 2004
                             promoter and director

David Lorge      49          Secretary, Treasurer,        September 25, 2007
                             principal accounting
                             officer, principal
                             financial officer and
                             director

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

Dr. Abbott devotes 30% of his business time to our affairs.

MR. DAVID LORGE has acted as our secretary, treasurer, principal accounting officer and as a director since September 25, 2007. In 1979, he graduated from Missouri School of Mines, University of Missouri with a Bachelor of Science degree in GeologicalEngineering. From 1979 to 1985, Mr. Lorge served as a staff geologist in various capacities for Peter Kiewit Sons' Company. Over the last 22 years, he has acted as an independent geological consultant and have provided geological project management and consulting services to mineral exploration and production companies.

Mr. LaPrairie devotes 15% of his business time to our affairs.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended Julu 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                             Number     TransactionsKnown Failures
                             Of  late         Not Timely To File a
Name and principal position  Reports    Reported   Required Form
                             -----------------------------------------------
Dr. Earl Abbott              0          0          0
(President and director)
David Lorge                  0          0          0
(Secretary, treasurer
and director)
Dennis LaPrairie             0          0          0
(Former Secretary, treasurer
and director

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2006.

           Annual Compensation            Long Term Compensation
                             Other        Restricted               All
                             Annual       Stock   Options LTIP     Other
Name       Year Salary Bonus Compensation Awarded /SARs#  Payouts$ Compensation
(1) &
Title

Bruno
Fruzcalzo, 2007 $0      0     4,500       0       0       0         0
President,
Treasurer,
Director

Earl Abbot,2007 $0      0     0           0       0       0         0
Director

Dennis
LaPrairie, 2007 $0      0     0           0       0       0         0
Former
Director





ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at October 29, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF   NAME AND ADDRESS             BENEFICIAL       PERCENT
CLASS      OF BENEFICIAL OWNER          OWNERSHIP        OF CLASS

COMMON     Dr. Earl Abbott              9,000,000        26.26%
STOCK      President, Chief
           Executive Officer
           and Director
           3841 Amador Way
           Reno, Nevada 89502

COMMON     David Lorge                  Nil              0.00%
STOCK      Secretary, Treasurer
           Principal Accounting Officer
           and Director
           285 Sandia Drive
           Fernley, Nevada 89408

COMMON     Dennis LaPrairie             9,000,000        26.26%
STOCK      Secretary, Treasurer
           Principal Accounting Officer
           and Director
           1855 Hunter Lake Drive
           Reno, Nevada 89509

COMMON     All Officers and Directors   9,000,000        26.26%
STOCK      as a Group that consists of
           two people

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

 * filed as an exhibit to our registration statement on Form SB-2 dated October 20, 2004

 ** filed as an exhibit to our registration statement on Form SB-2 dated December 10, 2004

Reports on Form 8-K

During and subsequent to the last quarter of fiscal 2007, we filed the following current reports on Form 8-K:

   1. On May 15, 2007, we announced that Heather Ho was appointed a director and corporate secretary of the Company in place of Albert Au and that Dennis Laprairie had resigned as a director of the Company

   2. On September 17, 2007, we announced that Dr. Earl Abbott was re-appointed President and CEO of the company in place of Bruno Fruscalzo, who has resigned his positions with the Company.

   3. On September 25, 2007, we announced that David Lorge was appointed a director of the Company in place of Heather Ho.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Dale Matheson Carr-Hilton Labonte, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                      Fiscal year ended     Fiscal year ended
                      July 31, 2006         July 31, 2007

Audit fees            $5,000                $15,500
Audit-related fees    Nil                   Nil
Tax fees              Nil                   $1,200
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

AAA Energy, Inc.


By     /s/ Earl Abbott
       Dr. Earl Abbott
       President, CEO & Director
       Date: October 29, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By     /s/ Earl Abbott____________
       Earl Abbott
       President, CEO & Director
       Date: October 29, 2007


By     /s/ David Lorge___________
       David Lorge
       Secretary and Director
       Date: October 29, 2007













5