Form 10-Q
period 2007-12-12
AAA Energy Inc.
filed 2007-12-12
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   October 31, 2007
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-119848
                            -----------------

                             AAA ENERGY, INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                     90-0338080
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

,
3841 Amador Way
Reno, Nevada                                                89502
----------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        (775) 827-2324
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,272,000 shares of $0.001 par value common stock outstanding as of December 12, 2007.

                                AAA ENERGY INC.


                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                OCTOBER 31, 2007

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

AAA ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)


                                         October 31,           July 31,
                                         2007                  2007

                         ASSETS
Current
 Cash                                   $50,954                $114,425
 Prepaid expenses                        6,308                  -
                                         57,262                 114,425

Mineral Property (Note 2)                 5,000                 -
Total Assets                            $62,262                $114,425


                       LIABILITIES
Current
 Accounts payable and accrued
 liabilities                            $41,539                $46,333
 Convertible NOte (Note 3)               87,939                 58,063

Total Liabilities                        129,478                104,396

SUBSEQUENT EVENT  (Note 4)

                   STOCKHOLDERS' EQUITY

Common Stock
 Authorized:
 100,000,000 common shares $0.001 par value
 Issued:
 34,272,000 common shares                16,772                 16,772
Additional Paid-in Capital               252,035                252,035
Deficit accumulated during the
exploration stage                        (336,023)              (258,778)

Total Stockholders' (Deficit) Equity     (67,216)               10,029

Total Liabilities and Stockholders'
(Deficit) Equity                        $62,262                $114,425










   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)


                                                                 Cumulative
                                                                 from
                                                                 May 26, 2004
                                      Three months ended         (Inception) to
                                          October 31,            October 31,
                                      2007           2006        2007

EXPENSES
 Accounting and audit fees            $8,475         $2,130      $45,486

 Bank charges                          138            62          712

 Consulting fees                       12,165         19,760      71,548

 Filing and transfer agent fees        250            430         7,748

 Interest expense (Note 3)             29,876         -           77,246

 Investor relation                     -              -           19,350

 Legal fees                            2,500          -           19,530

 Mineral property costs                -              -           17,500

 Mineral property exploration costs    8,138          -           8,138

 Office expenses                       2,983          1,500       11,244

 Travel and promotion                  12,270         8,615       62,521

NET LOSS                              $(77,245)      $(32,497)   $(336,023)


BASIC AND DILUTED LOSS PER SHARE      $(0.00)        $(0.00)


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC
AND DILUTED                            34,272,000     34,272,000




















   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)



                                                                 Cumalative
                                                                 From
                                       Three months ended        May 26, 2004
                                           October 31,           (Inception) to
                                                                 October 31,
                                       2007           2006       2007


CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                              $(77,245)     $(32,497)   $(336,023)
 Non cash items:
   Interest expense                     29,876        -           77,246
   Shares issued for Mineral property
   costs                                -             -           500

 Change in non-cash working
 capital item:
   Prepaid expenses                     (6,308)       (2,941)     (6,308)
   Accounts payable and accrued
   liabilities                          (4,794)       8,150       41,539

NET CASH USED IN OPERATIONS             (58,471)      (27,288)    (223,046)

CASH FLOWS FROM INVESTING ACTIVITIES

 Mineral Property costs                 (5,000)       -           (5,000)

NET CASH FROM INVESTING ACTIVITIES      (5,000)       -           (5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Capital STock issued for cash          -             -           94,000
 Convertible Note	                -             -           185,000
NET CASH FROM FINANCING ACTIVITIES      -             -           279,000

(INCREASE) DECREASE IN CASH             (63,471)      (27,288)    50,954

CASH, BEGINNING                         114,425       60,910      -

CASH, ENDING                           $50,954       $33,622     $50,954

Supplemental Cash Flow Disclosures:
    Cash paid for:
       Interest                        $-            $-          $-
       Income taxes                    $-            $-          $-
    Non cash item:
       Shares issued for acquisition
       of mineral property             $-            $-          $500






  The accompanying notes are an integral part of these financial statements.

Note 1
Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

Note 2
Mineral Properties

On August 4, 2007, the Company was granted an option to acquire 100% interest, in one mineral claim located in the Lillooet Mining Division in the Province of British Columbia. Under the terms of the option agreement, the Company must make cash payment of CDN$255,000 and issue 500,000 shares of common stock in various stages as follows: CDN$5,000
(paid) upon signing of the agreement, CDN$30,000 and issuance of 100,000 shares of common stock by the first anniversary of this agreement; CDN$40,000 and 100,000 shares by the second anniversary of this agreement; CDN$50,000 and issuance of 100,000 shares by the third anniversary of this agreement; CDN$60,000 and issuance of 100,000 shares by the fourth anniversary of this agreement; and CDN$70,000 and issuance of 100,000 shares by the fifth anniversary of this agreement. The Company must also pay 2% Net Smelter Returns Royalty ("NSR") upon commencement of commercial production. The Company may purchase half of the 2% NSR for a one-time payment of $1,000,000.

Note 3
Convertible Note

On January 11, 2007, the Company entered into an agreement with third party (the "Lender"), whereby the Lender would advance the Company up to $1,000,000 (the "Note"), from time to time. All such amounts advanced under the Note will comprise the principal amount which bears interest at 10% per annum and matures on January 11, 2009. The principal amount will be subject to conversion terms, whereby at any time from the date of the Note until the date that the Company repays the entire amount of principal to the Lender, the Lender at its sole option, may convert a portion, or all, of the principal amount outstanding into units in the capital stock of the Company. Each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants.

Note 3
Convertible Note (cont.)

At October 31, 2007, the Company owed $197,282  (July  31, 2007 - $192,619)
on this Note comprising of principal of $185,000 (July 31, 2007 - $185,000) and accrued interest of $12,282 (July 31, 2007 - $7,619).

In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recognized the value of the embedded beneficial conversion feature of $174,307. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the Note. During the three month period ended October 31, 2007, $25,213 (2006 - nil) was expensed as non-cash interest pertaining to this Note. The carrying value of the Note will be accreted to the face value over the term of the note.

The Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants, to be issued upon conversion of the Note, based on their relative fair values. Accordingly, upon conversion of the Note, the Company will recognize the fair value of the detachable warrants of $38,521 as common stock purchase warrants.

Note 4
Subsequent Event

On November 9, 2007, the Company received $100,000 under the Convertible Note financing agreement described in Note 3.

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

On August 4, 2007, the Company was granted an option to acquire 100% interest, subject to a 2% net smelter royalty, in one mineral claim located in the Lillooet Mining Division in the Province of British Columbia. Under the terms of the option agreement, the Company must make cash payment of CDN$255,000 and issue 500,000 shares of common stock in various stages as follows: CDN$5,000 (paid) upon signing of the agreement, CDN$30,000 and issuance of 100,000 shares of common stock by the first anniversary of this agreement; CDN$40,000 and 100,000 shares by the second anniversary of this agreement; CDN$50,000 and issuance of 100,000 shares by the third anniversary of this agreement; CDN$60,000 and issuance of 100,000 shares by the fourth anniversary of this agreement; and CDN$70,000 and issuance of 100,000 shares by the fifth anniversary of this agreement. The Company must also pay 2% Net Smelter Returns Royalty ("NSR") upon commencement of commercial production. The Company may purchase half of the 2% NSR for a one-time payment of $1,000,000.

We anticipate spending an additional $35,000 on administrative fees, including fees we will incur in complying with reporting obligations.

The Company has previously announced that it was proceeding with the sale of up to $1,000,000 in convertible debentures to finance potential acquisition of natural and mineral resource projects and for working capital requirements, including administrative expenses and costs incurred in connection with our review of potential projects. Although upon the completion of the convertible debenture financing, we will have sufficient funds for any immediate working capital needs, additional funding may still be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS FOR PERIOD ENDING OCTOBER 31, 2007

We did not earn any revenues during the three-month period ending October 31, 2007. We incurred operating expenses in the amount of $77,245 for the three-month period ending October 31, 2007. Our operating expenses were comprised of travel and promotion costs of $12,720, consulting fees of $12,165, mineral property costs of $8,138, legal fees of $2,500, accounting and audit fees of $8,475, office expenses of $2,983, interest expense of $29,876, filing and transfer agent fees of $250 and bank charges of $138.

At October 31, 2007, we had total assets of $62,262 consisting of cash of $50,954, and prepaid expenses of $6,308 and$129,478 in liabilities consisting of accounts payable, due to related parties and accrued liabilities of $41,539 and $87,939 pursuant to a convertible note.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on October 31, 2007. This evaluation was conducted by our chief executive officer, Dr. Earl Abbott, and our principal accounting officer, David Lorge.

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

Current Reports on Form 8-K

During the quarter ended October 31, 2007, we filed the following current report on Form 8-K:

On September 17, 2007, we filed a current report on Form 8-K disclosing that we have re-appointed Dr. Earl Abbott of Reno, Nevada as President and Chief Executive Officer of the Company, in place of Mr. Bruno Fruscalzo, who has resigned his positions with the Company.

On September 25, 2007, we announced that David Lorge was appointed a director of the Company in place of Heather Ho.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  December 12, 2007

AAA Energy, Inc.

/s/ Earl W. Abbott
------------------------------
Dr. Earl W. Abbott, President


/s/ Dave Lorge
-------------------------------
David Lorge, Director