Form 10-Q
period 2008-01-31
AAA Energy Inc.
filed 2008-03-14
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   January 31, 2008
                                      ------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,272,000 shares of $0.001 par value common stock outstanding as of March 14, 2008

                                AAA ENERGY INC.


                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                JANUARY 31, 2008

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

AAA ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)


                                     January 31,     July 31,
                                     2008            2007

                      ASSETS
Current
 Cash                                $82,388         $114,425
 Prepaid expenses                    28,875          -
 Due from related parties            315             -

Total Assets                         $111,578        $114,425


                   LIABILITIES
Current
 Accounts payable and accrued
 liabilities                         $41,577         $46,333
 Convertible Note (Note 3)           137,974         58,063

Total Liabilities                    179,551         104,396

               STOCKHOLDERS' EQUITY

Common Stock
 Authorized:
 100,000,000 common shares
 $0.001 par value Issued:
 34,272,000 common shares
 (July 31, 2007 - 34,272,000
 shares)                             34,272          34.272
Additional Paid-in Capital           334,535         234,535
Deficit accumulated during the
exploration stage                    (436,780)       (258,778)

Total Stockholders' (Deficit) Equity (67,973)        10,029

Total Liabilities and Stockholders'
(Deficit) Equity                     $111,578        $114,425








   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)


                                                                    Cumulative
                                                                    From
                                                                    May 26,
                          Three                   Six               2004 -
                       months ended            months ended         (Inception)
                        January 31,             January 31,         to January
                       2008        2007        2008        2007     31, 2008

EXPENSES
 Accounting and audit
 fees                  $5,103      $3,743      $13,578     $5,873   $50,589

 Bank charges          115         191         253         253      827
 Consulting fees       16,861      1,391       29,026      21,151   88,409
 Filing and transfer
 agent fees            -           1,044       250         1,474    7,748

 Interest expense
 (Note 3)              50,035      2,073       79,911      2,073    127,281
 Investor relation     -           -           -           -        19,350
 Legal fees            -           -           2,500       -        19,530
 Mineral property costs
 (Note 2)              5,000       -           5,000       -        17,500
 Mineral property
 exploration costs     2,867       -           11,005      -        11,005
 Office expenses       7,000       690         9,983       2,190    18,244
 Travel and promotion  14,226      14,233      26,496      22,848   76,297

NET LOSS               (101,207)   (23,365)    (178,002   (55,862) (436,780)

BASIC AND DILUTED LOSS
PER SHARE              $(0.00)     $(0.00)     $(0.01)     $(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES
OUTSTANDING -         34,272,000  34,272,000  34,272,000  34,727,000
BASIC AND DILUTED
















   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)


                                                                 Cumulative
                                                                 From
                                              Six                May 26, 2004
                                          months ended           (Inception) to
                                          January 31,            January 31,
                                      2008          2007         2008


CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $(178,002)    $(55,862)    $(436,780)
 Non cash items:,
   Interest expense                   79,911        2,073        127,281
   Shares issued for mineral
   property costs                     -             -            500

 Change in non-cash working
 capital item:
   Prepaid expenses                   (28,875)      -            (28,875)
   Accounts payable and accrued
   liabilities                        (4,756)       9,300        41,577
   Due to related parties             (315)         -            (315)

NET CASH USED IN OPERATIONS           (132,037)     (44,489)     (296,612)


CASH FLOWS FROM FINANCING ACTIVITIES

 Capital stock issued for cash        -             -            94,000
 Convertible Note                     100,000       50,000       285,000

NET CASH (USED IN) FROM FINANCING
ACTIVITIES                            100,000       50,000       379,000

INCREASE (DECREASE) IN CASH           (32,037)      5,511        82,388

CASH, BEGINNING                       114,425       60,910       -

CASH, ENDING                          $82,388       $66,421      $82,388

Supplemental Cash Flow Disclosures:
    Cash paid for:
       Interest                       -             -            -
       Income taxes                   -             -            -
    Non cash item:
       Shares issued for acquisition
       of mineral                     -             -            $500
property



  The accompanying notes are an integral part of these financial statements..

Note 1  Basis of presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

Note 2  Advance

During the period   ending  January  31, 2008,  the  Company   advanced  a
consultant $28,875. The advance is to be used to investigate and secure projects in China


Note 3  Convertible Note

On November 8, 2007, a Lender advanced to the Company, as a part of a Note agreement an additional amount of $100,000. All such amounts advanced under the Note will comprise the principal amount which bears interest at 10% per annum and matures on January 11, 2009. The principal amount will be subject to conversion terms, where by at any time from the date of the Note until the date that the Company repays the entire amount of principal to the Lender, the lender at its sole option, may convert a portion, or all, of the principal amount outstanding into units in the capital stock of the Company. Each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of warrants.

Note 3  Mineral Property

At August 4, 2007, the Company was granted an option to acquire 100% interest, subject to a 2% net smelter royalty, in one mineral claim located in the Lillooet Mining Division in the Province of British Columbia, Canada. Uner the terms of the option agreement, the Company must make cash payment of $255,000 CAD and issue 500,000 shares of common stock in various stages as follows:

                                   Cash Payment      Number of
Option Exercise Schedule           (CAD)             common shares
------------------------           ------------      -------------
Upon signing of agreement          $5,000(paid)	     Nil
First anniversary of agreement     $30,000           100,000
Second anniversary of agreement    $40,000           100,000
Third anniversary of agreement     $50,000	     100,000
Fourth anniversary of agreement    $60,000	     100,000
-------------------------------------------------------------------
Total				   $255,000	     500,000


The company must also pay 2% net smelter returns for royalty ("NSR") upon commencement of commercial production. The Company may purchase half of the 2% NSR for on-time payment of $1,000,000 CAD.

During the quarter ended January 31, 2008, the Company decided not to pursue further on this option agreement

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

We are continuing to review potential acquisitions in the resource sector. Currently, we are in the process of completing due diligence investigation of various opportunities in the base and precious metals sectors in China Specifically, during the quarter, the Company undertook various due diligence trips to China to field visit and commence negotiations on various molybdenum prospects located in the Guangdong, Henan and Shaanxi Provinces. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

On August 4, 2007, the Company was granted an option to acquire 100% interest, subject to a 2% net smelter royalty, in one mineral claim located in the Lillooet Mining Division in the Province of British Columbia. Under the terms of the option agreement, the Company must make cash payment of CDN$255,000 and issue 500,000 shares of common stock in various stages as follows: CDN$5,000 (paid) upon signing of the agreement, CDN$30,000 and issuance of 100,000 shares of common stock by the first anniversary of this agreement; CDN$40,000 and 100,000 shares by the second anniversary of this agreement; CDN$50,000 and issuance of 100,000 shares by the third anniversary of this agreement; CDN$60,000 and issuance of 100,000 shares by the fourth anniversary of this agreement; and CDN$70,000 and issuance of 100,000 shares by the fifth anniversary of this agreement. The Company must also pay 2% Net Smelter Returns Royalty ("NSR") upon commencement of commercial production. The Company may purchase half of the 2% NSR for a one-time payment of $1,000,000. During the quarter, in light of exploration logistics and access issues relating to this mineral property and the Company's focus on its Chinese molybdenum prospects, the Company has announced its intent to drop its interest in this prospect.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING JANUARY 31, 2008

We did not earn any revenues during the three-month period ending January 31, 2008. We incurred operating expenses in the amount of $101,207 for the three-month period ending January 31, 2008. Our operating expenses were comprised of travel and promotion costs of $14,226, consulting fees of $16,861, mineral property costs of $5,000, mineral property exploration costs of $2,867, accounting and audit fees of $5,103, office expenses of $7,000, interest expense of $50,035, and bank charges of $115.

At January 31, 2008, we had total assets of $112,578 consisting of cash of $82,388, advance of $28,875 and due from related parties of $315 and $179,551 in liabilities consisting of accounts payable and accrued liabilities of $41,577 and $137,974 pursuant to a convertible note.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on January 31, 2008. This evaluation was conducted by our chief executive officer, Dr. Earl Abbott, and our principal accounting officer, David Lorge.

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 14, 2008

AAA Energy, Inc.

/s/ Earl W. Abbott
------------------------------
Dr. Earl W. Abbott, President


/s/ Dave Lorge
-------------------------------
David Lorge, Director