Form 10QSB
period 2008-06-13
AAA Energy Inc.
filed 2008-06-13
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   April 30, 2008
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number   333-119848
                            -----------------

                             AAA ENERGY, INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                   90-0338080

---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


573 Jie Fang Road N., Guangzhou, China
----------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        ((86)20-3984-8808
                                                ---------------------------

                       3841 Amador Way, Reno, Nevada, USA 89502
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,272,000 shares of $0.001 par value common stock outstanding as of June 13, 2008

                                AAA ENERGY INC.


                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2008

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

AAA ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)


                                  April 30,     July 31,
                                  2008          2007

                ASSETS
Current
 Cash                             $23,252       $114,425
 Prepaid expenses (Note 2)         40,131        -

	                          $63,383       $114,425

             LIABILITIES

Current
 Accounts payable and
 accrued liabilities              $49,684       $46,333
 Convertible note (Note 3)         191,095       58,063

Total Liabilities                  240,779       104,396

       STOCKHOLDERS' (DEFICIT) EQUITY

Common Stock
 Authorized:
 100,000,000 common shares
 $0.001 par value
 Issued:
 34,272,000 common shares
 (July 31, 2007 - 34,272,000
 shares)                           34,272        34,272
Additional Paid-in Capital         334,535       334,535
Deficit Accumulated During the
Exploration Stage                  (546,203)     (258,778)

Total Stockholders' (Deficit)
Equity                             (177,396)     10,029

Total Liabilities and
Stockholders' (Deficit) Equity    $63,383       $114,425








   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)



                                                                Cumulative From
                                                                May 26, 2004
                   Three months ended    Nine months ended      (Inception) to
                        April 30,            April 30,          April 30,
                     2008       2007      2008       2007       2008

EXPENSES
 Accounting and
 audit fees          $10,108    $3,221    $23,686    $9,094     $60,697
 Bank charges         140        31        393        120        967
 Consulting fees      18,100     10,500    47,126     31,651     106,509
 Filing and transfer
 agent fees           -          275       250        1,749      7,748
 Interest expense
 (Note 3)             53,121     16,104    133,032    18,177     180,402
 Investor relation    -          10,000    -          10,000     19,350
 Legal fees           -          10,000    2,500      10,000     19,530
 Mineral property
 costs                -          -         5,000      -          17,500
 Mineral property
 exploration costs    7,788      -         18,793     -          18,793
 Office expenses      8,388      1,471     18,371     3,661      26,632
 Travel and
 promotion            11,778     21,385    38,274     44,233     88,075

NET LOSS             $(109,423) $(72,987) $(287,425) $(128,685) $(546,203)


BASIC AND DILUTED
LOSS PER SHARE       $(0.00)    $(0.00)   $(0.01)    $(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING -         34,272,000 34,272,000 34,272,000 34,272,000
BASIC AND DILUTED
















   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)


                                                            Cumulative From
                                                            May 26, 2004
                                  Nine months ended         (Inception) to
                                       April 30,            April 30,
                                  2008          2007        2008


CASH FLOWS USED IN OPERATING
ACTIVITIES

 Net loss                        $(287,425)    $(128,685)  $(546,203)
 Non cash items:
   Interest expense               133,032       18,177       180,402
   Shares issued for mineral
   property costs                 -             -           500

 Change in non-cash working
 capital item:

   Accounts payable and
   accrued liabilities            3,351         22,142      49,684
   Prepaid expenses               (40,131)      -           (40,131)

NET CASH USED IN OPERATIONS       (191,173)     (88,366)    (355,748)

CASH FLOWS FROM FINANCING ACTIVITIES

 Capital stock issued for cash    -             -           94,000
 Proceeds from issuance of
 Convertible note                 100,000       150,000     285,000

NET CASH FROM FINANCING
ACTIVITIES                        100,000       150,000     379,000

INCREASE (DECREASE) IN CASH       (91,713)      61,634      23,252

CASH, BEGINNING                   114,425       60,910      -

CASH, ENDING OF PERIOD           $23,252       $122,544    $23,252

Supplemental Cash Flow
Disclosures:
 Cash paid for:
   Interest                       -             -           -
   Income taxes                   -             -           -
   Non cash item:
   Shares issued for
   acquisition of mineral
   property                       -             -           500


   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008
(unaudited)



Note 1 Basis of presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been ondensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2007 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

Note 2 Mineral Properties

On February 12, 2008, the Company entered into a Memo of Understanding with Guangdong Da Hua Mine Enterprise Limited ("Da Hua"), in the People's Republic of China, for investing RMB25,000,000 RMB (US$3,576,580) in the two molybdenum properties in which Da Hua has working interests. The Company will acquire 48% shares of a newly-formed company ("Newco") with its RMB25,000,000 RMB investment. The Company can acquire another 27% of Newco's shares for RMB15,000,000 RMB (US$2,173,913). As of April 30, 2008, a formal agreement has not been executed.

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

We are continuing to review potential acquisitions in the resource sector. Currently, we are in the process of completing due diligence investigation of various opportunities in the base and precious metals sectors in China Specifically, during the quarter, the Company undertook various due diligence trips to China to field visit and commence negotiations on various molybdenum prospects located in the Guangdong Province. However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

During the quarter, the Company entered into an Earn-in Agreement with Da Hua Mining Enterprise Limited ("Da Hua"). Under the terms of the agreement, the Company can acquire an initial 48% undivided equity interest in the Lechang Shanmudong Mine ("The Property") located in the Guangdong Province by completing within a 2-year period an investment of RMB25 million (approximately US$3.4 million) in a newly-formed Chinese company
("Newco") that will hold the exploration and production licenses underlying the Property. Of the total RMB25 million invested, RMB10 million will be expended towards the approval by the Guangdong Provincial Bureau of Geology and Mineral Resources and transfer of a 30-year exploration and production license underlying the Property into Newco. The balance of RMB15 million will be utilized by Newco towards exploration, production and development expenditures on the Property.

Upon the completion of the initial earn-in investment, the Company can acquire an additional 27% interest, for a total of 75% interest, by paying Da Hua an additional RMB15 million (approximately US$2 million) in cash or, at the option of Da Hua, the equivalent value in common shares of the Company.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING APRIL 30, 2008

We did not earn any revenues during the nine-month period ending APRIL 30, 2008. We incurred operating expenses in the amount of $109,423 for the nine-month period ending APRIL 30, 2008. Our operating expenses were comprised of travel and promotion costs of $11,778, consulting fees of $18,100, mineral property exploration costs of $7,788, accounting and audit fees of $10,108, office expenses of $8,388, interest expense of $53,121, and bank charges of $140.

At April 30, 2008, we had total assets of $63,383 consisting of cash of $23,252, advance of $40,131 and due from related parties of $8,397 and $240,779 in liabilities consisting of accounts payable and accrued liabilities of $49,684 and $191,095 pursuant to a convertible note.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on APRIL 30, 2008. This evaluation was conducted by Siu Man Kwan, our chief executive officer and principal accounting officer.

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

Item 2.     Changes in Securities

The Company did not issue any securities during the quarter ended April 30, 2008.

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

Current Reports on Form 8-K

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  June 13, 2008

AAA Energy, Inc.


/s/ Siu Man Kwan
------------------------------
Siu Man Kwan, President


/s/ Siu Man Kwan
Siu Man Kwan
Principal accounting officer
and principal financial officer