Form 10KSB
AAA Energy Inc.
filed 2008-10-21
CIK 1304741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2008

           [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-119848

                                AAA ENERGY, INC.
                 (Name of small business issuer in its charter)

                Nevada                                             90-0338080
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                   573 Jie Fang Road N., Guangzhou, China
                    (Address of principal executive offices)

                                 (86)20-3984-8808
                           Issuer's telephone number

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

$30,844,798 as at October 21, 2008 based on the closing trading price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

34,272,000 shares of common stock as at October 21, 2008

                               TABLE OF CONTENTS

                                                                    PAGE

ITEM 1:  DESCRIPTION OF BUSINESS                                       4

ITEM 2:  DESCRIPTION OF PROPERTY                                       6

ITEM 3:  LEGAL PROCEEDINGS                                             6

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           6

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      6

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     7

ITEM 7:  FINANCIAL STATEMENTS                                          8

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES                                     22

ITEM 8A: CONTROLS AND PROCEDURES                                       22

ITEM 8B: CHANGES IN INTERNAL CONTROLS                                  23

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS  23

ITEM 10: EXECUTIVE COMPENSATION                                        24

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                    25

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                25

ITEM 13: EXHIBITS AND REPORTS                                          26

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                        26

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We commenced operations as a company involved in the acquisition and exploration of resource properties and initially held a 100% interest in five mineral claims comprising the BA property. During the fiscal year ended July 31, 2006, our interest in the BA property lapsed.

We are continuing to review other potential acquisitions in the resource sector. Currently, we are in the process of completing a due diligence investigation of various opportunities in the base precious metals sectors in China. Specifically, during the year ended July 31, 2008, the Company undertook various due diligence trips to China to field visit and commence negotiations on various Molybdenum prospects located in Guangdong, Henan and Shaanxi Provinces. However, there is no guarantee that we will be able to reach any definitive agreement to acquire such assets.

During the year ended July 31, 2008, the Company entered into an Earn-in Arrangement with Da Hua Mining Enterprise Limited ("Da Hua"). Under the terms of the arrangement, the Company can acquire an initial 48% undivided equity interest in the Lechang Shandmudong Mine ("The Property") located in the Guangdong Province by completing within a 2-year period an investment of RMB25 million (approximately US$3.4 million) in a newly formed Chinese company ("Newco") that will hold the exploration and production licenses underlying the Property. Of the total RMB25 million invested, RMB10 million will be expended towards the approval by the Guandong Provincial Bureau of Geology and Mineral Resources and transfer of a 30-year exploration and Production license underlying the Property into Newco. The balance of RMB15 Million will be utilized by Newco towards exploration, production and development Expenditures on the Property. However, to date, a formal agreement has not been executed.

EMPLOYEES

We have no employees as of the date of this annual report other than our sole director in the Company.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development. As of July 31, 2008, we had cash in the amount of $10,506. We currently do not have any operations and we have no income. We will require additional funds to review, acquire and develop business assets.

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

We have incurred losses since our inception resulting in an accumulated deficit of $628,130 at July 31, 2008. Further losses are anticipated in the acquisition and development of a business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

BECAUSE FORMER MANAGEMENT OWNS 52.5% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

A former President and a former director together own approximately 52.5% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our former directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, CEO and Principal Financial Officer, Mr. Kwan intend to respectively devote 30% of his business time to our affairs. It is possible that the demands on Mr. Kwan from their other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Kwan may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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

ITEM 2:  DESCRIPTION OF PROPERTY

We do not have any ownership or leasehold interest in any property. Our president, Mr. Siu Man Kwan, provides us with office space and related office services free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock were quoted on the OTC Bulletin Board under the symbol AAAE.OB

The following table sets forth the average high and low bid quotations quarterly for our shares of commong stock during the last fiscal year ended July 31, 2008. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

2008 Period                                        High   Low    Close

4th Quarter May 1, 2008 - July 31, 2008            $0.31  $0.03  $0.06
3rd Quarter February 1, 2008 - April 30, 2008      $0.08  $0.03  $0.03
2nd Quarter November 1, 2007 - January 31, 2008    $0.90  $0.42  $0.51
1st Quarter August 1, 2007 - October 31, 2007      $2.00  $0.61  $0.71

We had 22 shareholders of record as at the date of this annual report.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to continue to review other potential acquisitions in the resource sector. Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal sector and investigating opportunities in the alternative energy and environmental sectors.

On February 12 2008, the Company entered into an Earn-in Arrangement with Da Hua Mining Enterprise Limited ("Da Hua"). Under the terms of the arrangement, the Company can acquire an initial 48% undivided equity interest in the Lechang Shandmudong Mine ("The Property") located in the Guangdong Province by completing within a 2-year period an investment of RMB25 million (approximately US$3.4 million) in a newly formed Chinese company ("Newco") that will hold the exploration and production licenses underlying the Property. Of the total RMB25 million invested,
RMB10 million will be expended towards the approval by the Guandong Provincial Bureau of Geology and Mineral Resources and transfer of a 30-year exploration and
Production license underlying the Property into Newco. The balance of RMB15 Million will be utilized by Newco towards exploration, production and development Expenditures on the Property. However, to date, a formal agreement has not been executed.

As well, we anticipate spending an additional $25,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $50,000.

While we have enough funds on hand to cover our administrative expenses for the next 4 months, we will need additional funding for the review, acquisition and development of business assets. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.

However, we do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JULY 31, 2008

We did not earn any revenues during the fiscal year ended July 31, 2008. We incurred operating expenses in the amount of $369,352 for the fiscal year. These operating expenses were comprised of consulting fees of $49,916, travel and promotion fees of $49,808, interest expense of $186,858, mineral property costs of $25,137 investor relations fees of $10,000, accounting and audit fees of $22,625, filing and transfer agent fees of $250, legal fees of $2,500, office costs of $21,839 and bank charges of $419.

Our net loss in fiscal 2008 ($369,352) was higher than in fiscal 2007 ($197,161) primarily due to an increase in interest expense ($186,858 in 2008 as compared to $47,370 in 2007), an increase in accounting and audit fees ($22,625 in 2008 as compared to $9,136 in 2007), an increase in mineral property costs ($25,137 in 2008 as compared to $5,000 in 2007), and an increase in office expenses ($21,839 in 2008 as compared to $8,136 in 2007).

We have not attained profitable operations and are dependent upon obtaining financing to pursue future acquisitions. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

                                AAA ENERGY INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JULY 31, 2008

To the Stockholders and Board of Directors of AAA Energy Inc.


We have audited the accompanying balance sheets of AAA Energy Inc. (an exploration stage company) as of July 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders' deficit for the years then ended and the period from May 26, 2004 (Inception) to July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, these financial statements present fairly, in all material respects, the financial position of AAA Energy, Inc. as of July 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from May 26, 2004 (Inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  "DMCL"
                                          DALE MATHESON CARR-HILTON LABONTE LLP
                                                          CHARTERED ACCOUNTANTS
Vancouver, Canada
October  8, 2008

AAA ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS


                                                         July 31,    July 31,
                                                         2008        2007

                                      ASSETS
Current
 Cash                                                    $10,506    $114,425
 Prepaid expenses                                         24,681     -

Total Assets                                             $35,187    $114,425


                                   LIABILITIES
Current
 Accounts payable and accrued liabilities                $43,113    $39,857
 Due to related party (Note 3)                            6,476      6,476
 Convertible Note (Note 4)                                244,921    -

                                                          294,510    46,333

Convertible Note (Note 4)                                 -          58,063

Total Liabilities                                         294,510    104,396


                          STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock (Note 5)
 Authorized:
 100,000,000 common shares $0.001 par value
 Issued:
 34,272,000 common shares
 (July 31, 2007 - 34,272,000 shares)                      34,272     34,272
Additional paid-in capital                                334,535    234,535
Deficit accumulated during the exploration stage          (628,130)  (258,778)

Total Stockholders' Equity  (Deficit)                     (259,323)  10,029

Total Liabilities and Stockholders' Equity  (Deficit)    $35,187    $114,425


COMMITMENT  (Note 6)










   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS




                                                         Cumulative From
                                                         May 26, 2004
                                     Year ended          (Inception) to
                                     July 31,            July 31,
                               2008           2007       2008

EXPENSES
 Accounting and audit fees     $22,625        $9,136     $59,636
 Bank charges                   419            236        993
 Consulting fees (Note 3)       49,916         46,383     109,299
 Filing and transfer agent fees 250            1,749      7,748
 Interest expense (Note 4)      186,858        47,370     234,228
 Investor relations             10,000         19,350     29,350
 Legal fees                     2,500          10,000     19,530
 Mineral property costs
 (Note 6)                       25,137         5,000      37,637
 Office expenses                21,839         8,136      30,100
 Travel and promotion           49,808         49,801     99,609
NET LOSS                       $(396,352)     $(197,161) $(628,130)

LOSS PER SHARE -
BASIC AND DILUTED              $(0.01)        $(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC
AND DILUTED                     34,272,000     34,272,000





















   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS


                                                         Cumulative From
                                                         May 26, 2004
                                     Year ended          (Inception) to
                                     July 31,            July 31,
                               2008           2007       2008


CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss                      $(369,352)    $(197,161)  $(628,130)
Non cash items:
 Accrued interest expense      186,858       47,370      234,228
 Shares issued for mineral
 property costs                -             -           500

Change in non-cash working
capital items:
 Prepaid expenses              (24,681)      -           (24,681)
 Accounts payable and
 accrued liabilities           3,256         18,306      43,113

NET CASH USED IN OPERATIONS    (203,919)     (131,485)   (374,970)

CASH FLOWS FROM FINANCING
ACTIVITIES

Due to related party           -             -            6,476
Capital stock issued for cash  -             -            94,000
Proceeds from issuance of
convertible note               100,000       185,000      285,000

NET CASH PROVIDED BY
FINANCING ACTIVITIES           100,000       185,000      385,476

INCREASE (DECREASE) IN CASH    (103,919)     53,515       10,506

CASH, BEGINNING                114,425       60,910       -

CASH, ENDING                  $10,506       $114,425     $10,506

SUPPLEMENTAL CASH FLOW
DISCLOSURES:
Cash paid for
 Interest                     $-            $-           $-
 Income taxes                 $-            $-           $-
 Non cash item:
 Shares issued for
 acquisition of mineral
 property                     $-            $-           $500








   The accompanying notes are an integral part of these financial statements.

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
May 26, 2004 (Inception) to July 31, 2008

                                                          Deficit
                                                          Accumulated
                                             Additional   During the
                          Common Shares      Paid-in      EXploration
                       Number    Par Value   Capital      Stage       Total

Balance May 26, 2004
(Inception)            $-        $-          $-           $-          $-
Capital stock issued
for cash
 - June, 2004 at
    $0.001            18,000,000  18,000      (15,000)     -           3,000
 - June, 2004 at
   $0.01              10,800,000  10,800      7,200        -           18,000
 - July, 2004 at
   $0.05              1,200,000   1,200       8,800        -           10,000
Capital stock issued
for mineral property  3,000,000   3,000       (2,500)      -           500
Net loss              -           -           -            (4,064)     (4,064)
Balance, July 31,
2004                  33,000,000  33,000      (1,500)      (4,064)     27,436
Capital stock issued
for cash
 - August, 2004 at
   $0.25              72,000      72          2,928        -           3,000
Net loss              -           -           -            (21,511)    (21,511)
Balance, July 31,
2005                  33,072,000  33,072      1,428        (25,575)    8,925
Capital stock issued
for cash
 - July, 2006 at
   $0.30              1,200,000   1,200       58,800       -           60,000
Net loss              -           -           -            (36,042)   (36,042)
Balance, July 31,
2006                  34,272,000  34,272      60,228       (61,617)   32,883
Beneficial conversion
feature of convertible
debt                  -          -             174,307      -         174,307
Net loss              -          -             -            (197,161) (197,161)
Balance, July 31,
2007                  34,272,000 34,272        234,535      (258,778) 10,029
Beneficial conversion
feature of convertible
debt                  -          -             100,000      -         100,000
Net loss              -          -             -            (369,352) (369,352)
Balance, July 31,
2008                  34,272,000 34,272        334,535      (628,130) (259,323)













   The accompanying notes are an integral part of these financial statements.

Note 1 Basis of Presentation

AAA Energy Inc. (the "Company") was incorporated under the law of the State of Nevada on May 26, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company's principle business is the acquisition and exploration of resource properties.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $628,130 as at July 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company's fiscal year end is July 31.

Exploration Stage Company

The Company is considered to be in the exploration stage, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

The carrying value of cash, accounts payable, amounts due to related party, and convertible note approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Income Taxes

The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax assets benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years, and is reduced to $Nil by a valuation allowance.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on August 1, 2007.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2008 and 2007, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is
not  permitted.   The  adoption of this statement will have no effect on the
Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Note 3 Related Party Transactions

At July 31, 2008, the Company owes $6,476 (2007 - $6,476) to a director of the Company for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment. During the year ended July 31, 2008, $1,500 (2007 - $nil) was paid in consulting fees to the director of the Company.

During the year ended July 31, 2008, $19,650 (2007 - $4,500) was paid in consulting fees to the former president of the Company.

During the year ended July 31, 2008, $3,276 (2007 - $Nil) was paid in consulting fees to the president of the Company.

Related party transactions are measured at the exchange amount and occurred in the ordinary course of business.

Note 4 Convertible Note

On January 11, 2007, the Company entered into an agreement with a third party (the "Lender"), whereby the Lender would advance the Company up to $1,000,000 (the "Note"), from time to time. All such amounts advanced under the Note will comprise the principal amount which bears interest at 10% per annum and matures on January 11, 2009. The principal amount will be subject to conversion terms, whereby at any time from the date of the Note until the date that the Company repays the entire amount of principal to the Lender, the Lender at its sole option, may convert a portion, or all, of the principal amount outstanding into units in the capital stock of the Company. Each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants.

At  July  31,  2008,  the  Company  owed $318,458 (2007: $192,619) on this Note comprising of principal of $285,000 (2007: $185,000) and accrued interest of $33,458 (2007: $7,619).

Note 4 Convertible Note (continued)

In  accordance  with  EITF  00-27  "Application  of  Issue  No. 98-5 to Certain
Convertible Instruments", the Company recognized the value of the embedded beneficial conversion feature of $274,307 (2007: $174,307). This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the Note. During the year ended July 31, 2008, $161,019 (2007:
$39,751) was expensed as non-cash interest pertaining to this Note. The carrying value of the Note will be accreted to the face value over the term of the note.

The Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants, to be issued upon conversion of the Note, based on their relative fair values. Accordingly, upon conversion of the Note, the Company will recognize the fair value of the detachable warrants of $60,304 (2007: $38,521) as common stock purchase warrants.

Note 5 Common Stock

The Company's authorized common stock consists of 100,000,000 common shares with a par value of $0.001.

At July 31, 2008, Nil (2007: 1,200,000) share purchase warrants were outstanding. These share purchase warrants expired during the year ended July 31, 2008. At July 31, 2008 and 2007, there were no outstanding stock options.

Note 6 Mineral Properties

       a) At  August  4,  2007,  the   Company   was   granted  an  option to
          acquire  100%  interest, subject to a 2%  net  smelter   royalty,  in
          one mineral claim located in the Lillooet Mining Division in the Province of British Columbia, Canada. Under the terms of the option agreement, the Company must make a cash payment of $255,000 CAD and issue 500,000 shares of common stock in various stages as follows:

 Option Exercise Schedule        Cash Payment (CAD) Number of common shares
----------------------------------------------------------------------------
 Upon signing of agreement            $5,000 (paid)                     Nil
 First anniversary of agreement             $30,000                 100,000
 Second anniversary of agreement            $40,000                 100,000
 Third anniversary of agreement             $50,000                 100,000
 Fourth anniversary of agreement            $60,000                 100,000
 Fifth anniversary of agreement             $70,000                 100,000
----------------------------------------------------------------------------
 Total                                     $255,000                 500,000

   The Company must also pay 2% net smelter returns for royalty ("NSR") upon commencement of commercial production. The Company may purchase half of the 2% NSR for a one time payment of $1,000,000 CAD.

  During the year ended July 31, 2008, the Company decided not to pursue this option agreement and consequently the option agreement lapsed.

     b) On February 12, 2008, the Company entered into a letter of intent with Da Hua Mine Enterprise Limited ("Da Hua"). Under the terms of the agreement, the Company can acquire an initial 48% undivided equity interest in the Lechang Shanmudong Mine (the "Property") located in the Guangdong Province of China by completing within a 2 year period an investment of RMB$25,000,000 (approximately $3.8 million) in a newly formed Chinese company ("Newco") that will hold the exploration and production licenses underlying the Property. Of the total RMB$25,000,000 (approximately $3.8 million) invested, RMB$10,000,000 (approximately $1.5 million) will be expended towards the approval by the Guangdong Provincial Bureau of Geology and Mineral Resources and transfer of a 30-year exploration and production license underlying the Property into Newco. The balance of RMB$15,000,000 (approximately $2.2 million) will be utilized by Newco towards exploration, production and development expenditures on the Property. Upon completion of the initial earn-in investment, the Company can acquire an additional 27% interest for a total of 75% interest, by paying Da Hua an additional RMB$15,000,000 (approximately US$2.2 million) in cash or, at the option of Da Hua, the equivalent value in common shares of the Company.

        As at July 31, 2008, no formal agreement has been signed with Da Hua.


Note 7 Income Taxes

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision are as follows:

                                       2008                    2007

Loss before income taxes               $(369,352)              $(197,161)
Statutory tax rate                      35%                     35%
Expected recovery of income taxes
computed at standard rates              129,273                 69,006
Valuation Allowance                     (129,273)               (69,006)
Income tax provision                   $-                      $-

The approximate tax effect of each type of temporary difference that gives rise to the Company's deferred tax assets and liabilities are as follows:

                                       2008                    2007

Components of deferred tax assets
and liabilities:
Non capital loss carry forwards        $219,845               $90,572
Less: Valuation allowance               (219,845)              (90,572)
Net deferred tax asset                 $-                     $-

The Company has available net operating loss carry forwards of approximately $628,000 (2007: $259,000) for tax purposes to offset future taxable income, which expires beginning 2025. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based
incentives   and   stock  based  transactions.  Management has considered  the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley
(SOX) Section 404 (a). The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of July 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of July 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of outside directors on the Company's board of directors can resulting in oversight in the establishing and monitoring of required internal controls and procedures which can affect the process of preparing Company's financial statements.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the financial reporting department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 8B.  Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name           Age     Position with Registrant      Served as a Director
                       or Officer                    Since

Siu Man Kwan   55      President, C.E.O., and        May 20, 2008
                       Principal Financial Officer

The following describes the business experience of the Company's director and executive officer including other directorships held in reporting companies:

MR. SIU MAN KWAN has acted as our president, chief executive officer, principal and financial officer since May 20, 2008. Mr. Kwan is Chariman of Nanjing Orient Railway

Communications Equipment Co. Ltd., a Sino-foreign joint venture with China's Ministry of Railways and with the People's Liberation Army Central Command. The moint venture company is involved in the development and manufacturing of wireless communication sustems, equipment, as well as related telecommunication products. Manufactured products are almost exclusively sold to the People's Liberation Army and the railway industry.

A graduate of the China Communist Party Senior Government Cadre (Guangdong) Academic Institute with a Master's degree in Political and Enterprise Management, Mr. Kwan has over 30 years of experience in the management, restructuring, and finance of over 50 large-scale Chinese government-owned industrial enterprises involved in the utility, oil refinery, petrochemical and telecommunications industries.

Mr. Kwan devotes 30% of his business time to our affairs.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended July 31, 2008 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                           Number       Transactions Known Failures
                           Of  late     Not Timely   To File a
Name and principal positionReports      Reported     Required Form
                           ----------------------------------------------------
--------------
Mr. Siu Man Kwan           0            0            0
(President , CEO &
Principal Financial Officer )

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2008.

             Annual Compensation             Long Term Compensation

                             Other        Restricted                 All
Name &                       Annual       Stock      Options LTIP    Other
Title      Year Salary Bonus Compensation Awarded  /SARs#  Payouts Compensation
Siu Man
Kwan,
President,
Chief
Executive  2008 0      0     0            0          0       0       0
Officer,
Principal
Financial
Officer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at October 29, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF     NAME AND ADDRESS           BENEFICIAL   PERCENT
CLASS        OF BENEFICIAL OWNER        OWNERSHIP    OF CLASS

COMMON       Dr. Earl Abbott            9,000,000    26.26%
STOCK        former President, Chief
             Executive Officer
             3842 Amador Way
             Reno, Nevada

COMMON         Dennis LaPrairie           9,000,000       26.26%
STOCK              Former Director
                           1855 Hunter Lake Drive
                           Reno, Nevada 89509

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

 * filed as an exhibit to our registration statement on Form SB-2 dated October 20, 2004

 ** filed as an exhibit to our registration statement on Form SB-2 dated December 10, 2004

Reports on Form 8-K

During and subsequent to the last quarter of fiscal 2008, we filed the following current reports on Form 8-K:

1. On May 20, 2008, we announced that Mr. Siu Man Kwan was appointed President, CEO and Principal Financial Officer of the company in place of Dr. Earl Abbott and David Lorge, who has resigned their positions with the Company.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Dale Matheson Carr-Hilton Labonte, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                        Fiscal year ended   Fiscal year ended
                        July 31, 2007       July 31, 2008

Audit fees              $14,000             $13,500
Audit-related fees      $Nil                $Nil
Tax fees                $Nil                $Nil
All other fees          $Nil                $Nil

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

AAA Energy, Inc.


By     /s/ Siu Man Kwan
       Mr. Siu Man Kwan
       President, CEO & Principal Financial Officer
       Date: October 21, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By     /s/ Siu Man Kwan
       Mr. Siu Man Kwan
       President, CEO & Principal Financial Officer
       Date: October 21, 2008