Form 10-Q
period 2008-12-09
AAA Energy Inc.
filed 2008-12-09
CIK 1304741

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   October 31, 2008
                                      ------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,272,000 shares of $0.001 par value common stock outstanding as of December 9, 2008

                                AAA ENERGY INC.


                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                OCTOBER 31, 2008

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

AAA ENERGY INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)



                                                    October 31,       July 31,
                                                    2008              2008

                                       ASSETS
Current
 Cash                                              $6,217            $10,506
 Prepaid expenses                                   24,681            24,681

Total Assets                                       $30,898           $35,187


                                     LIABILITIES
Current
 Accounts payable and accrued liabilities          $51,889           $43,113
 Due to related party (Note 2)                      6,476             6,476
 Convertible Note (Note 3)                          289,140           244,921

Total Liabilities                                   347,505           294,510




                                STOCKHOLDERS' DEFICIT

Common Stock
 Authorized:
 100,000,000 common shares $0.001 par value
 Issued:
 34,272,000 shares issued and outstanding            34,272            34,272
 (July 31, 2008 - 34,272,000)
Additional paid-in capital                           334,535           334,535
Deficit accumulated during the exploration stage     (685,414)         (628,130)

Total Stockholders' Deficit                          (316,607)         (259,323)

Total Liabilities and Stockholders' Deficit         $30,898           $35,187


COMMITMENT  (Note 4)



   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)



                                              Three                   Cumulative
                                           months ended            From May 26, 2004
                                            October 31,              (Inception) to
                                                                       October 31,
                                        2008          2007               2008

EXPENSES
 Accounting and audit fees             $9,182         8,475             $68,818
 Bank charges                           25            138                1,018
 Consulting fees (Note 2)               -             12,165             109,299
 Filing and transfer agent fees         1,000         250                8,748
 Interest expense (Note 3)              44,219        29,876             278,447
 Investor relations                     -             -                  29,350
 Legal fees                             -             2,500              19,530
 Mineral property costs                 -             8,138              37,637
 Office expenses                        1,117         2,983              31,217
 Travel and promotion                   1,741         12,720             101,350

NET LOSS                               $(57,284)     $(77,245)          $(685,414)

LOSS PER SHARE - BASIC AND DILUTED     $(0.00)       $(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED         34,272,000    34,272,000




   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Three                   Cumulative
                                           months ended            From May 26, 2004
                                            October 31,              (Inception) to
                                                                       October 31,
                                        2008          2007               2008


CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                              $(57,284)    $(77,245)           $(685,414)
 Non cash items:
   Accrued interest expense             44,219       29,876              278,447
   Shares issued for mineral
   property costs                       -            -                   500

 Change in non-cash working capital
 items:
   Prepaid expenses                     -            (6,308)             (24,681)
   Accounts payable and accrued
  liabilities                           8,776        (4,794)             51,889

NET CASH USED IN OPERATIONS             (4,289)      (58,471)            (379,259)

CASH FLOWS USED IN INVESTING ACTIVITIES

 Mineral Property costs                 -            (5,000)             -

NET CASH USED IN INVESTING ACTIVITIES   -            (5,000)             -

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to related party                  -            -                   6,476
  Capital stock issued for cash         -            -                   94,000
  Proceeds from issuance of convertible
  note                                  -            -                   285,000

NET CASH PROVIDED BY FINANCING
ACTIVITIES                              -            -                   385,476

INCREASE (DECREASE) IN CASH             (4,289)      (63,471)            6,217

CASH, BEGINNING                         10,506       114,425             -

CASH, ENDING                           $6,217       $50,954             $6,217

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for:
  Interest                             $-           $-                  $-
  Income taxes                         $-           $-                  $-
  Non cash item:
  Shares issued for acquisition of
  mineral property                     $-           $-                  $500



   The accompanying notes are an integral part of these financial statements

AAA ENERGY INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008
(unaudited)


Note 1 Basis of Presentation

Unaudited Interim Financial Statements


The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by genearlly accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2008, included in the Company's Form 10-K filed
With the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

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

We are continuing to review potential acquisitions in the resource sector and completing due diligence investigation of various opportunities in the base and precious metals sectors in China. During the year ended July 31, 2008, the Company entered into an Earn-in Arrangement with Da Hua Mining Enterprise Limited ("Da Hua"). Under the terms of the arrangement, the Company can acquire an initial 48% undivided equity interest in the Lechang Shandmudong Mine ("The Property") located in the Guangdong Province by completing within a 2-year period an investment of RMB25 million (approximately US$3.4 million) in a newly formed Chinese company ("Newco") that will hold the exploration and production licenses underlying the Property. Of the total RMB25 million invested, RMB10 million will be expended towards the approval by the Guandong Provincial Bureau of Geology and Mineral Resources and transfer of a 30-year exploration and Production license underlying the Property into Newco. The balance of RMB15 Million will be utilized by Newco towards exploration, production and development Expenditures on the Property. However, to date, a formal agreement has not been executed.

In light of a challenging financial market environment and its negative implications on the junior resource sector, the Company is also looking into other business opportunities in the import-export trade sector as well as potential acquisitions in the green energy space.

In the next 12 months, we anticipate spending $35,000 in administrative and professional fees, including fees we will incur in investigating additional business opportunities and complying with reporting obligations.

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

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

RESULTS OF OPERATIONS FOR PERIOD ENDING OCTOBER 31, 2008

We did not earn any revenues during the nine-month period ending OCTOBER 31, 2008. We incurred operating expenses in the amount of $57,284 for the three-month period ending OCTOBER 31, 2008. Our operating expenses were comprised of travel and promotion costs of $1,741, consulting fees of $0., mineral property exploration costs of $0., accounting and audit fees of $9,182, filing and transfer agent fees of $1,000, office expenses of $1,117, interest expense of $44,219, and bank charges of $25.

At OCTOBER 31, 2008, we had total assets of $30,898 consisting of cash of $6,217, and $347,505 in liabilities consisting of accounts payable and accrued liabilities of $51,889, due to related party of $6,476, and $289,140 pursuant to a convertible note.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on OCTOBER 31, 2008. This evaluation was conducted by Siu Man Kwan, our chief executive officer and principal accounting officer.

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

Item 2.     Changes in Securities

The Company did not issue any securities during the quarter ended October 31, 2008.

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

DATED:  December 9, 2008

AAA Energy, Inc.


/s/ Siu Man Kwan
-------------------------------------------
Siu Man Kwan, President


/s/ Siu Man Kwan
-------------------------------------------
Siu Man Kwan
Principal accounting officer
and principal financial officer