Form 10-K
period 2014-07-31
FIGO Ventures, Inc.
filed 2014-10-29
CIK 1304741

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

Commission File No. 333-195306

FIGO VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3270 Electricity Drive,

Windsor, Ontario

Canada N8W 5JL

(Address of Principal Executive Offices)

(226) 787-5278

(Registrant’s telephone number)

Empire Stock Transfer Inc.

1859Whitney Mesa Dr.

Henderson, NV 89014

(Name and Address of Agent for Service of Process)

Securities registered under Section 12(b) of the Exchange Act
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

As of October 28, 2014, the issuer had 61,345,951 shares of $0.001 par value Common Stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate and competition within our chosen industry. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to publicly announce revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

For a detailed description of factors that could cause actual results to differ materially from those expressed in any “forward-looking” statement, please see “Risk Factors” in this document.

In this Form 10-K references to “the Company”, “we,” “us,” and “our” refer to FIGO Ventures, Inc.

PART I

ITEM 1. BUSINESS

FIGO Ventures, Inc a mineral exploration and exploitation company.  On December 25, 2013, we entered into a Lease Assumption Agreement with Capital Gold Mining Resources SAS (“CGM”), a company domiciled in Bogota, Columbia, for mining concessions acquired by CGM for the mining operations of what is known as the Rafael mine.  Mining concession contract No. 7092, registered with the Mining Registry on February 7, 2007, concerns the economic exploitation of gold, silver and concentrates located in the municipalities of San Rafael and San Carlos in the Department of Antioquia, Columbia. The concession contract covers an area of 233.5 hectares.

We are an exploration stage company, and have not yet earned any revenues from our planned operations. We have acquired a right to the concession of the Rafael mine. As of July 31, 2014, we had $0 cash on hand and current liabilities in the amount of $391,641. Accordingly, our working capital position as of July 31, 2014 was ($341,641). Since our inception through July 31, 2014, we have incurred a net loss of $782,648. We attribute our net loss to having no revenues to offset our expenses and the professional fees related to the creation and operation of our business. Our management estimates that, until such time that we are able to generate revenue from the extraction of gold on the Rafael mine we will continue to experience negative cash flow.

We will need financing of approximately $755,000 for the next twelve months.  We hope to raise funds from loans or the sale of our equity securities.  At present, we have no arrangements or commitments to finance our operations.  As such, our auditors have indicated in their report of our financial statements a substantial doubt about our continuing as a going concern.

Our fiscal year end is July 31.  Our principal offices are located at 3270 Electricity Drive, Windsor, Ontario Canada N8W 5JL. Our phone number is 226-787-5278.

Acquisition and Ownership of the Rafael Mine.

On December 25, 2013, Capital Gold Mining Resources, SAS (“CGM”) assigned to us its interest in the mining concession of the Rafael mine for a purchase price of 50 million shares of our common stock. Robert Young is president of CGM in Canada and David Young is our officer and director.  David and Robert are brothers.  David has no positions or ownership in CGM and Robert has no positions or ownership in our company.  Robert visited the Rafael mine with a geologist under CGM’s direction four years ago.

The information gathered by CGM is all of the information we have about the Rafael mine.  The report from which the disclosures in this annual report was taken was written four years ago by a geologist for CGM, and while that report provides some useful information, there are many substantial questions that remain and clarifications needed.  As such, we will need to conduct exploration activities to both substantiate the report and to determine what steps need to be taken to exploit the mine if gold or other precious metals are found there.

Under the agreement, we agreed to perform all obligations and make all payments required under the concession. These include conducting all exploration activities and paying all costs associated with those activities. This also includes paying all mining fees and submitting for all government approvals. The annual fee that maintains the property is referred to as a "canos" and is paid once per year on January 15th. Mr. Arango, the prior concession holder, paid this fee on January 15, 2014 for the year. This is already in place since the mine is being operated by Mr. Arango (albeit at a very minimal level). We would simply take them over under the arrangement in place as described below.

CGM has an agreement with Mr. Arango that defines the arrangement for the acquisition of the Rafael mining concession. CGM paid Mr. Arango $10,000 and issued 250 shares of its preferred stock to Mr. Arango with a face value per share of $1,000 for the concession. It was originally agreed that Mr. Arango will continue to mine the property and keep all proceeds earned until the concession was owned by a public company. It was also originally agreed that in exchange for keeping proceeds to the property Mr. Arango will maintain the tax fees due each year on January 15. Mr. Arango paid $85,704 on January 15, 2014 for the year. Despite the fact that the concession is now owned by us, Mr. Arango and CGM agreed to extend the current arrangement of Mr. Arango mining the property, keeping proceeds therefrom and paying tax fees through August 31, 2014, at which time we will take over mining activities, be entitled to proceeds and pay all future tax fees of the concession.

Location, Description and Means of Access to the Rafael Mine

The mining concession area is located in the municipalities of San Rafael and San Carlos in the Department of Antioquia, Columbia.  It is approximately 110 kilometers from the city of Medellin, Columbia.  Once within the urban area of San Rafael, the mining concession area can be accessed by means of an unpaved road along a length of around 11 kilometers, including approximately 7 kilometers by vehicle and the remaining 4 kilometers on horseback or foot.

From a geological point of view, the concession area is located in the Magdalena Inter-Andean Valley, which extends between the Central Range and the Eastern Range of the Colombian Andes.  Specifically, the area of the mining concession is located on the Western flank of Magdalena valley, which at a regional level corresponds to the Central Range, composed by a pre-Mesozoic poly-metamorphic basement including oceanic and continental rock, intruded by Mesozoic and Cenozoic plutons associated with subduction of oceanic lithosphere beneath the Andes.  Active volcanos associated with the Nazca plate subduction are found all along this chain of mountains.

There exists two mining sites within the concession area. Over the years, miners have used vertical shafts to gain access into the mines. At present, mine entrances are sheltered by shed convers, and some of them are found in areas intended for ore storage and for the preparation of equipment to be used for mine service.

Gold ore exploitation has been performed on a small scale, with individual jobs and operations resulting in low productivity and unsafe conditions for the personnel that work at the mines. At the first mine, mining work is currently in process, provided with a 64-meter advance guide, a 14-meter vertical shaft and two upper levels in the direction of the vein measuring 6 and 12 meters. The second min also has work in progress, provided with a 6-meter advance guide and where casing was built at 12-meters where it collapsed at the structure.  At the end of the level a 3-meter vertical shaft was drilled, with an 8-meter level on each side, where a 20-cm vein of good quality can be observed.

Local Geology of the Rafael Mine

Two veins were identified within the mining concession.

Vein 1

This mineralization is lithologically associated with igneous rocks of Segovian batholith (Jdse), characterized in this area by intermediate rocks (diorites) with the presence of minerals such as biotite, quartz and feldspar.  The vein is consistent with one of the jointing directions, which shows E-W direction and an inclination angle of 85° to the South. The mean thickness observed in the vein ranges between 20 and 25 centimeters. From a mineralogical point of view, the vein shows more quantities of quartz and fewer quantities of sulfurs and minerals such as pyrite, chalcopyrite and galena, which were found in larger quantities in Cretaceous sedimentary rocks.

Vein 2

This mineralization is associated with the main mine entrance, in line with what is observed in Cretaceous sedimentary stratification levels .Its thickness varies between 25 and 40 cm, mainly with the presence of minerals such as quartz, pyrite and galena. Supporting this vein there is a sequence of grey plastic clays. The structural arrangement is N80'W and shows an 85° dip to the South.

Reserve and Resources

Resources are defined as the mineral mass that exists or is believed to exist, the extraction of which is economically feasible now or in the future. Reserves are the portion of resources that can be economically exploited in the short, medium and long term according to current technologies and economic conditions.

The analysis of resources and reserves is performed based on geological parameters. Grade and thickness values calculated on a general basis for each modeled vein are shown in the tables below, based on geological information obtained in the field, from secondary sources, and provided by the leaseholder.

Planned Exploration Program

As stated above, there are miners working the mine in unsafe conditions.  These workers were not hired by us to perform labor.  They are working for the prior concession holder, Mr. Arango.  Mr. Arango and his family are and have always mined the property for their own personal income. Our arrangement with Mr. Arango is that he will continue to operate the mine until we are ready to proceed.  The plan is to compensate Mr. Arango with shares of our stock and he will either stay on and assist us or leave when we start operations. Once we are able to visit the property to conduct exploration activities, these laborers will likely be assumed to work for us.

Our planned exploration program will commence once we have raised the necessary $755,000 in capital, approximately $725,000 of which will be needed for mining costs and the balance for professional fees.  With this money we plan to conduct a 90 day on-site exploration of the Rafael mine and gather intelligence to formulate a long term plan for the mine.  Our exploration plan is focused on confirming historic grades, and targeting areas that may yield commercial grades and sufficient tonnages to justify rehabilitation of underground workings and drilling to delineate potential ore reserves. Underground workings refers to the process of reconstructing the inner working of the mine. We will conduct general exploration activities including conducting a geological and structural assessment of the mine, which includes sampling, assessing infrastructure, power sources and equipment needs and determining personnel needed to work the mine.

It should be noted that until we conduct our exploration program in Colombia, we will not know how much infrastructure is there or what it will need to build and/or expand. As stated, we have a report from a geologist at CGM about the property from four years ago. That report provides us a basis to form our exploration program but not much more. Although there are roads into the property as noted from the report they probably will have to be expanded to move in the equipment required to get the mine operational. We will also have to determine what power source to use once it is determined at what pace we can begin to exploit the mine.

Our objective is to continue with the information we have which will give us targets to start bulk sampling, and expand on that. Then we will drill all the hot targets already documented, locate through our sampling information with the geologist new targets for possibly deeper drilling.

Mining is a very expensive and risky proposition. It is our intention to explore and mine the property to the best of our abilities.  However, if there are no funds available we will not be able to conduct our exploration program and we could be forced to find an alternate business opportunity with a better chance of being financed or go out of business.  If we receive a portion of the $727,057 we need to explore the Rafael mine, our exploration activities described below will be limited.  For instance, we may have to scale back personnel or equipment to complete our objectives. Any limitation in our designed plan may result in the failure to properly assess the mineral potential that may exist at the Rafael mine.

Plan Following Exploration Program

Our total 90-day exploration plan will thus cost us $727,057.  Once we have completed our planned exploration, our management, in consultation with a geologist that will be part of the exploration program, will map out a plan to conduct mining activities at the Rafael mine.  As such, we will need to raise money to start our exploration program and any further recommendations for the next twelve months will be determined at a later date.  If there exists exploitable mineral reserves at the Rafael mine, we will need to establish a long term plan to conduct mining operations.  If there are no such reserves, or the reserves are inadequate to justify any further expenses, then we will have to reevaluate our opportunities, which may include abandoning our interest in the Rafael mine.

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  We were incorporated on March 26, 2004 and our operations are not well-established.  We have no cash on hand.  If we are able to raise money, we may exhaust all of our resources and be unable to complete full exploration of the Rafael mine.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.   If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and entered into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital.

Compliance with Government Regulation

Mining in Colombia is governed by the Mining Law 685 of 2001. It was modified by Law 1382 of February 9, 2010, which was declared unconstitutional through ruling C-366 of the Constitutional Court. The ruling stated that certain constitutional provisions were violated during process leading to its adoption.  The main argument was that the constitutional right to prior consultation afforded to indigenous and afro-descendant communities was violated. According to the Constitution, whenever a legislative or administrative measure may directly affect indigenous or afro-descendants, these people should be consulted about the proposed measures, through appropriate procedures and through their representative institutions.

The Constitutional Court deferred enforceability of Law 1382 for two years, starting May 11, 2011, on the condition that the Mining Code reform would be amended. Because Law 1382 was not amended within the time period required by the Constitutional Court, Columbia re-enacted the previous Mining Code provisions (Mining Law 685 of 2001).  This situation has caught the Public Ministry’s attention and, through the National auditor, it will carry out disciplinary investigations on the corresponding executive branch members that did not comply with the Constitutional Court’s requirement.

We are unable to ascertain the impact of this change and other future changes to the current mining laws at this time, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities.  In addition, the Colombian government recently imposed a temporary moratorium on new application approvals.

The mining authorities in Colombia are as follows:

●	Ministry of Mines and Energy (“MME”).

●	NGEOMINAS (Colombian Institute of Geology and Mining): The MME had delegated the administration of mineral resources to INGEOMINAS and some Department (Provincial) Mining Delegations. INGEOMINAS has two departments, the Geological Survey, and the Mines Department which is responsible for all mining contracts except where responsibility for the administration has been passed to the Departmental (Provincial) Mining Delegations.

●	Departmental Mining Delegations (Gobernaciones Delegadas): Administers mining contracts in the Departments with the most mining activity.

●	Mining Energy Planning Unit (UPME): Provides technical advice to the MME regarding planning for the development of the mining and energy sector and maintains the System of Colombian Mining Information (SIMCO).

All mineral resources belong to the state and can be explored and exploited by means of concession contracts granted by the state.  Under the Mining Law of 2001, there is a single type of concession contract covering exploration, construction and mining which is valid for 30 years and can be extended for another 20 years.

Concession contract areas are defined on a map with reference to a starting point (punto arcifinio) and distances and bearings, or by map coordinates.

A surface tax (canon superficiario) has to be paid annually in advance during the exploration and construction phases of the concession contract.  All taxes have been paid to date on the Rafael mine and we are compliant with the current framework of the mining laws. As we stated above, the laws could change in the future and we will endeavor to keep abreast of those changes and remain compliant.

EMPLOYEES

We currently have no employees.

MARKET INFORMATION FOR SHAREHOLDERS

Our common stock is quoted under the symbol “FIGO” on the OTCQB operated by OTC Markets Group, Inc. There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

Our stock began trading during the fiscal year ending July 31, 2014, accordingly there is limited information regarding the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB.

The last sales price of our common stock as quoted on the OTCQB was $0.071 per share on October 27, 2014.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, shareholders may have difficulty selling those securities.

Holders of Our Common Stock

Currently, we have twenty-seven (27) holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;

2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and our business. We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. If you decide to buy our Common Stock, you should be able to afford a complete loss of your investment.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION:

If we do not obtain additional financing, our business will fail.

We have not yet commenced active operations and have not generated any revenue to date. Our business plan calls for expenses related to the continued exploration of Rafael mine and basic operating costs. Our cash requirements over the next fiscal year are expected to be approximately $755,000, consisting of approximately $725,000 for planned mining costs and $30,000 for professional fees. As of July 31, 2014, we had no cash on hand and working capital in the amount of $(341,641). Accordingly, our business will likely fail if we are unable to successfully raise money. We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold and other metallic minerals and the costs of exploring for or commercial production of these materials. These factors may make the necessary timing, amount, terms or conditions of additional financing unavailable to us.

Because we will need additional financing to fund our planned exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $782,648 for the period from our inception, May 26, 2004 to July 31, 2014, and have no revenues. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of an interest in the Rafael mine. Our auditors have issued a going concern opinion and have raised substantial doubt about our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The auditor’s going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because we have not yet commenced exploration operations, we face a high risk of business failure.

We were incorporated on May 26, 2004, and have acquired a mining concession and plan to exploit minerals found there.  We have no history of ongoing operations, and additional exploration activities, which we have not yet undertaken, will be required in order to determine whether our mineral claim contains commercially exploitable quantities of gold.  As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully on an ongoing basis. We have not earned any revenues to date, and thus face a high risk of business failure.

Because the Rafael mine has not been physically examined by our management, or by any consulting geologist that we have retained, we may face an enhanced risk that the property will not contain commercially viable deposits of gold.

Neither our management, nor any consulting geologist under our direction, have visited the Rafael mine.  The party we acquired the mine from, CGM, and a geologist with CGM visited the mine four years ago and the information we have noted in this annual report was taken from the report prepared for CGM.  However, we are unable to verify the information in that report and will not be able to until we commence our exploration program detailed in this annual report. As a result, we face an enhanced risk that, upon management’s physical examination of the mine, no commercially viable deposits of gold or other precious metals will be located. In the event that our exploration of the Rafael mine reveals that no commercially viable deposits exist on the site, our business will likely fail.

Because our management has no prior experience as heading a public company, we may be hindered in our ability to efficiently and competitively execute our business strategy and achieve profitability.

Our officers and directors do not have any prior experience managing a publicly reporting company.  Accordingly, they will be less effective than more experienced managers in efficiently managing our ongoing regulatory compliance obligations and in dealing with such matters as public relations, investor relations, and corporate governance.  In addition, our management will have to rely more heavily on counsel and accounting professionals as they discharge their duties, which costs will affect our results of operations.

Because of the unique difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The search for valuable minerals also involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.  In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral properties will result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

We may not find any mineral reserves or, if we find mineral reserves, the deposits may be uneconomic or production from those deposits may not be profitable.

Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties.  Specifically, we rely to a large extend on the “Work Program Mining Lease Agreement 7092” dated December of 2012.  That report details the reserve and resources available on the property and provides a work program.  No member of our management team has visited the property.  We have not established firsthand that the Rafael mine contains adequate amounts of gold or other mineral reserves to make mining any of the property economically feasible to recover that gold or other mineral reserves, or to make a profit in doing so.  We plan to conduct a 90 day inspection of the mine, but will need to raise $520,000 to do so.  If we do not, our business will fail.  If we cannot find economic mineral reserves or if it is not economic to recover the mineral reserves, we will have to cease operations.

There is no assurance that we can establish the existence of any mineral reserve on the Rafael mine. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

We cannot provide any assurance that the Rafael mine contains any commercially exploitable mineral reserve. If we cannot establish the existence of any commercially exploitable mineral reserve, our business will fail.  A mineral reserve is defined by the SEC in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is unknown at the present time.

Even if we do eventually discover a mineral reserve on the Rafael mine, there can be no assurance that we will be able to develop any such properties into producing mines and extract those reserves. Both mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines.  If we do discover mineral reserves in commercially exploitable quantities on the Rafael mine, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the reserve to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We expect to incur continuing and significant losses into the foreseeable future.  As a result of continuing losses, we may exhaust all of our resources and be unable to complete the exploration of the Rafael mine.  Our accumulated deficit will continue to increase as we continue to incur losses.  We may not be able to earn profits or continue operations if we are unable to generate significant revenues from our mineral claim.  There is no history upon which to base any assumption as to the likelihood that we will be successful, and we may not be able to generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Because we will incur additional costs as the result of becoming a public company, our cash needs will increase and our ability to achieve net profitability may be delayed.

We are a publicly reporting company and will be required to stay current in our filings with the SEC, including, but not limited to, quarterly and annual reports, current reports on materials events, and other filings that may be required from time to time.  We believe that, as a public company, our ongoing filings with the SEC will benefit shareholders in the form of greater transparency regarding our business activities and results of operations.   In becoming a public company, however, we will incur additional costs in the form of audit and accounting fees and legal fees for the professional services necessary to assist us in remaining current in our reporting obligations.  We expect that, during our first year of operations following the effectiveness of our Registration Statement, we will occur additional costs for professional fees in the approximate amount of $30,000.  These additional costs will increase our cash needs and may hinder or delay our ability to achieve net profitability even after we have begun to generate revenues from sales of our products.

If we are unable to successfully compete within the mineral exploration business, we will not be able to achieve profitable operations.

The mineral exploration business is highly competitive.  This industry has a multitude of competitors and no small number of competitors dominates this industry with respect to any of the large volume metallic minerals.  Our exploration activities will be focused on attempting to locate commercially viable gold deposits on the Rafael mine.  Many of our competitors have greater financial resources than us.  As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities on the Rafael mine.  If we are unable to retain qualified personnel to assist us in conducting mineral exploration activities on the Rafael mine if a commercially viable deposit is found to exist, we may be unable to enter into production and achieve profitable operations.

Because of factors beyond our control which could affect the marketability of any substances found, we may be difficulty selling any substances we discover.

Even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves. Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  These factors could inhibit our ability to sell minerals in the event that commercial amounts of minerals are found.

Risks Related To Legal Uncertainty

Because we will be subject to compliance with government regulation which may change, the anticipated costs of our exploration program may increase.

Mining in Colombia is governed by the Mining Law 685 of 2001. It was modified by Law 1382 of February 9, 2010, which was declared unconstitutional through ruling C-366 of the Constitutional Court. The ruling stated that certain constitutional provisions were violated during process leading to its adoption.  The main argument was that the constitutional right to prior consultation afforded to indigenous and afro-descendant communities was violated. According to the Constitution, whenever a legislative or administrative measure may directly affect indigenous or afro-descendants, these people should be consulted about the proposed measures, through appropriate procedures and through their representative institutions.

The Constitutional Court deferred enforceability of Law 1382 for two years, starting May 11, 2011, on the condition that the Mining Code reform would be amended. Because Law 1382 was not amended within the time period required by the Constitutional Court, Columbia re-enacted the previous Mining Code provisions (Mining Law 685 of 2001).  This situation has caught the Public Ministry’s attention and, through the National auditor, it will carry out disciplinary investigations on the corresponding executive branch members that did not comply with the Constitutional Court’s requirement.

We are unable to ascertain the impact of this change and other future changes to the current mining laws at this time, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities.  In addition, the Colombian government recently imposed a temporary moratorium on new application approvals. If any laws are adopted that affect our concession contract or require us to pay exorbitant fees, those changes could negatively impact our business or cause us to go out of business.

Our operations in Columbia subject us to various political, economic and other risks that could negatively impact our operations and financial condition.

Our exploration, development and production activities are concentrated in Colombia and, as such, our operations are exposed to various levels of political, economic and other risks and uncertainties. These risks and uncertainties include, but are not limited to, the existence of possibility of:

●	terrorism;

●	hostage taking;

●	military repression;

●	extreme fluctuations in currency exchange rates;

●	high rates of inflation;

●	labor unrest;

●	the risks of war or civil unrest;

●	expropriation and nationalization;

●	uncertainty as to the outcome of any litigation in foreign jurisdictions;

●	uncertainty as to enforcement of local laws;

●	environmental controls and permitting;

●	restrictions on the use of land and natural resources;

●	renegotiation or nullification of existing concessions;

●	licenses;

●	permits and contracts;

●	illegal mining;

●	changes in taxation policies;

●	restrictions on foreign exchange and repatriation;

●	corruption;

●	unstable legal systems;

●	changing political conditions; and

●	changes in mining policies.

We have interests in exploration of the Rafael mine that is located in the developing country of Colombia and our mineral exploration and mining activities may be affected in varying degrees by political instability and governmental legislation and regulations relating to foreign investment and the mining industry. Changes, if any, in mining or investment policies or shifts in political attitude in Colombia may adversely affect our operations or profitability. Operations may be affected in varying degrees by:

●	government regulations with respect to, but not limited to, restrictions on production, price controls, exchange controls, export controls, currency remittance, income or other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety; and

●	the lack of certainty with respect to foreign legal systems, which may not be immune from the influence of political pressure, corruption or other factors that are inconsistent with the rule of law.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our business, financial condition and results of operations.

Furthermore, in the event of a dispute arising from our activities, we may be subject to the exclusive jurisdiction of courts or arbitral proceedings outside of North America or may not be successful in subjecting persons to the jurisdiction of courts in North America, either of which could unexpectedly and adversely affect the outcome of a dispute.

Risks Related To Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

A market for our common stock may never develop. Our common stock is quoted under the symbol “FIGO” on the OTCQB operated by OTC Markets Group, Inc.  Trading began on December 17, 2013 and our stock is very thinly traded. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Because we will be subject to the “Penny Stock” rules once our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Our common stock price may fluctuate significantly and you may lose all or part of your investment.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond our control, including the following:

●	services by the Company or its competitors;
●	additions or departures of key personnel;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

As a public company, we will incur substantial expenses.

We are subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our two officer and director, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock, reducing a shareholder’s ability to resell Units of our Common Stock.

We may be exposed to potential risks resulting from new requirements under section 404 of the Sarbanes-Oxley Act of 2002.

There are substantial penalties that could be imposed upon us if we fail to comply with all regulatory requirements. In particular, under Section 404 of the Sarbanes-Oxley Act of 2002 we will be required, beginning with our fiscal year ending July 31, 2014, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.

Because our Certificate of Incorporation and Bylaws and Nevada law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.

Our Articles of Incorporation contain specific provisions that eliminate the liability of directors for monetary damages to us and our stockholders; further, we are prepared to give such indemnification to our existing and future directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under any employment agreements we may have with our officers and directors. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against existing and future   directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our existing and future   directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Because we have the discretion to not register our shares of common stock under Section 12 of the Securities Exchange Act of 1934, we would not be immediately subject to the certain reporting obligations of Section 12 registrants.

Under Section 15(d) of the Exchange Act of 1934, we are not required to file periodic reports if we have less than 300 holders of record for the fiscal year after the year of effectiveness. Although we plan to register our shares of common stock pursuant to Section 12(g) of the Securities Exchange Act, if we failed to do so we would not be subject to certain reporting requirements required of Section 12(g) filers. These requirements include the proxy rules, the filing of ownership reports by our officers, directors, and 10% shareholders and Regulation 13D pertaining to ownership reports required to be filed by 5% shareholders. As a result, there would be less information about these matters than if we were subject to Section 12 of the Securities Exchange Act of 1934.

We do not expect a separate public trading market to commence for our warrants, as they will no longer be warrants once they are exercised, and investors will require an effective registration statement to sell the common stock.

Warrant holders may seek to exercise their warrants to obtain common stock that they could sell in the public market. However, an effective registration statement and current prospectus must exist for the warrant holders to exercise their warrants. In the event a current prospectus is not available when a warrant holder wishes to exercise, the warrant holder will be unable to exercise their warrants at such time that the warrant holder wishes or when it would be economically advisable for the warrant holder. Upon exercise, the underlying common stock can be sold pursuant to our prospectus (which we intend to update for the earlier of September 30, 2017, the date the warrants expire, or until all the warrants have been exercised). There is no assurance that we will be able to keep such prospectus effective for that long.  In the event that the prospectus is not effective at a time that the shareholder wishes to sell common stock underlying the warrants, the shareholder may find it difficult to sell such common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 3270 Electricity Drive, Windsor, Ontario Canada N8W 5JL. Our lease is month to month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol “FIGO” on the OTCQB operated by OTC Markets Group, Inc.

There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2014
Quarter Ended	High $	Low $
July 31, 2014	.65	.11
April 30, 2014	.45	.10
January 31, 2014	.10	.0575
October 31, 2013	.125	.125

Fiscal Year Ending July 31, 2013
Quarter Ended	High $	Low $
July 31, 2013	.125	.125
April 30, 2013	.175	.175
January 31, 2013	.2125	.2125
October 31, 2012	.40	.125

Rule 144

All of the presently outstanding securities are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, during which time the issuer must remain current in its filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under Rule 144, securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by the founder of our company may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the SEC when we cease to be a “shell company”; (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

We have no equity compensation program, including no stock option plan, and none are planned for the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On August 19, 2014, a convertible note holder exercised their option to convert $5,625 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 2,500,000 shares of the Company’s common stock.

On August 22, 2014, two convertible note holders each exercised their option to convert $5,625 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 5,000,000 shares of the Company’s common stock.

On September 24, 2014, a convertible note holder exercised their option to convert $1,068.75 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 475,000 shares of the Company’s common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

Since we are “a smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

Overview

FIGO Ventures, Inc. (Formerly AAA Energy, Inc., ‘the Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company was an Exploration Stage Company with the principle business being the acquisition and exploration of resource properties.

The Company had allowed its charter with the state of Nevada to be revoked by the Secretary of State for failure to file the required annual lists and pay the required annual fees. Its last known officers and directors reflected in the records of the Secretary of State were unresponsive or stated they were no longer involved with the Corporation. The purported replacement officers and directors were unresponsive.

On September 14, 2012, NPNC Management, LLC filed a petition in the Eighth Judicial District Court in Clark County, Nevada and was appointed custodian of the Company on October 15, 2012.

In order to obtain basic operating capital to pay for the reinstatement of the Company’s good standing with the Nevada Secretary of State, to bring the Company’s account current with creditors essential for the reorganization of the Company, such as the transfer agent, and for basic general corporate purposes, on October 24, 2012, the interim board authorized the sale of 55,000,000 (2,200,000 split adjusted) shares of common stock for $6,000 to NPNC Management, LLC, in a private placement transaction exempt from the Securities Act of 1933, as amended, pursuant to section 4(2) thereof and the rules and regulations promulgated there under.

On October 24, 2012, NPNC Management, LLC appointed Bryan Clark as director of the Company, to hold office until such time as the shareholders elected a board. The interim board, consisting of Mr. Clark, further acted to appoint Mr. Clark as president, treasurer, and secretary of the Company, to act on behalf of the Company, and to hold such offices until removed by any subsequent board elected by the shareholders.

On November 13, 2013, Bryan Clark tendered his resignation from all positions as an Officer and Director of the Company and the Board appointed Anna Wlodarkiewicz as a Director, President, Secretary and Treasurer of the Company.

On September 15, 2014, Natalya Hearn, Ph.D. was appointed to the Board of Directors of the Company.

On October 9, 2014, Anna Wldoarkiewicz resigned her positions as President, CEO, and a member of the Board of Directors and Dr. Hearn was appointed President, CEO, CFO, Secretary and Treasurer of the Company.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our Common Stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our estimates, including those for the above-described items, are reasonable.

Accounting Policies

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on July 31, 2014 and 2013. We have summarized our most significant accounting policies.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2014, Figo Ventures has an accumulated deficit of $782,648. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the Note principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

● Level 1 - Quoted prices in active markets for identical assets or liabilities.

● Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

● Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

Long-lived assets

Long-lived assets, including investments to be held and used or disposed of other than by sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset’s carrying amount or fair value less cost to sell.

Income Taxes

Figo Ventures accounts for income taxes pursuant to FASB ASC 740—Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Figo Ventures provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by Figo Ventures on its tax returns. Figo Ventures files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions.

Fair value of financial instruments

Figo Ventures’ financial instruments consist of payables and long-term debt. The carrying amount of payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and Figo Ventures’ incremental risk adjusted borrowing rate.

Net Loss per Common Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.

Since Figo Ventures reflected a net loss for the year ended July 31, 2014, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Forward-Looking Statements

Management’s statements contained in this portion of the annual report are not historical facts and are forward-looking statements, explained earlier in this report. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, those matters discussed under the section entitled “Risk Factors,” above.  Such risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the year ended July 31, 2014

We generated no revenue and incurred $68,176 in operating expenses during the year ended July 31, 2014.  Our expenses consisted of selling, general and administrative expenses, which included accounting and auditing fees of $26,498, legal fees of $32,149 and SEC filing fees of $9,529. We incurred other expense of $21,179 during the year ended July 31, 2014 which consisted of amortization of note discount of $16,200 and interest expense of $4,979.  We therefore recorded a net loss of $89,354 for the year ended July 31, 2014. We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

Results of Operations for the year ended July 31, 2013

We generated no revenue and incurred $5,779 in operating expenses during the year ended July 31, 2013.  Our expenses consisted of selling, general and administrative expenses.  We did not incur any other expenses for the year ended July 31, 2013.  We therefore recorded a net loss of $5,779 for the year ended July 31, 2013. We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

Liquidity and Capital Resources

As of July 31, 2014, we had total current assets of $50,000 and current liabilities of $391,641.  Accordingly, we had a working capital deficit of $341,641 as of July 31, 2014.

As outlined above, we expect to spend approximately $755,000 toward the initial implementation of our business plan over the course of our first full fiscal year.   The success of our business plan therefore depends on raising funds.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As of July 31, 2014, we have an accumulated deficit of $782,648. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Off Balance Sheet Arrangements

As of July 31, 2014, there were no off balance sheet arrangements.

Emerging Growth Company Status

We are an "emerging growth company" as defined under the Jumpstart our Business Startups Act ("JOBS Act").  We will remain an "emerging growth company" for up to five years, or until the earliest of:

1.	the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion,
2.	the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or
3.	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an "emerging growth company", we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to:

●	not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (“Sarbanes Oxley”) (we also will not be subject to the auditor attestation requirements of section 404(b) as long as we are a "smaller reporting company", which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in section 7(a)(2)(B) of the Securities Act of 1933 (the "Securities Act") for complying with new or revised accounting standards. Under this provision, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to "opt out" of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Satisfaction of our cash obligations for the next 12 months.

As of July 31, 2014, our balance of cash on hand was $0. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our Common Stock, third party debt financing, and/or traditional bank financing.

Contractual obligations and commitments.

None.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase of significant property and equipment in the near future.

Off-balance sheet arrangements.

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS

FIGO VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2014

FIGO VENTURES, INC.

 (AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

JULY 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of FIGO Ventures, Inc. (an exploration stage company)

We have audited the accompanying balance sheets of FIGO Ventures, Inc. (Formerly AAA Energy, Inc., an exploration stage company, the “Company”) as of July 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity(deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Figo Ventures internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2014 and July 31, 2013, and the results of its operations and its cash flows for the years then ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Figo Ventures has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LL Bradford & Company, LLC

/S/ LL Bradford & Company, LLC

Sugar Land, Texas

October 28, 2014

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Balance Sheets

	July 31, 2014	July 31, 2013 (restated)
Assets
Mineral properties	$50,000	$-
Total Assets	$50,000	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$86,051	$29,346
Convertible notes	289,140	289,140
Promissory notes	16,450	-
Total Current Liabilities	391,641	318,486
Long Term Liabilities
Convertible promissory notes, net of $ 28,800 discount	16,200	-
Total Liabilities	407,841	318,486
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, par value $.001; 10,000,000 and10,000,000 authorized; none issued and outstanding at July31, 2014 and July 31, 2013, respectively	-	-
Common stock, par value $.001; 250,000,000 and 90,000,000 shares authorized; 53,370,880 and 3,570,880 shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively	53,571	3,571
Additional paid in capital	416,236	371,236
Deficit accumulated during exploration stage	(782,648)	(693,293)
Treasury stock - 200,000 shares at cost	(45,000)	-
Total Stockholders’ Equity (Deficit)	(357,841)	(318,486)

Total Liabilities and Stockholders’ Equity (Deficit)	$50,000	$-

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statements of Operations

	Years Ended July 31,
	2014	2013 (restated)

Sales	$-	$-
Selling, general and administrative expenses	68,176	5,779

Loss from operations	(68,176)	(5,779)

Other (income) expense
Interest Expense	4,979	-
Amortization of debt discount	16,200	-
Total other (income) expense	21,179	-

Net income (loss)	$(89,355)	$(5,779)

Income (loss) Per Common Share - Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	33,373,078	3,058,551

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended July31,2014 and 2013

	Common Stock		Additional Paid-In	Accumulated	Treasury	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, July 31, 2012 (restated)	1,370,880	1,371	367,436	(687,514)	-	(318,707)
Common stock issued for cash at $.00011 per share	2,200,000	2,200	3,800	-	-	6,000
Net loss, year ended July 31, 2013	-	-	-	(5,779)	-	(5,779)
Balance, July 31, 2013 (restated)	3,570,880	3,571	371,236	(693,293)	-	(318,486)
Acquisition of treasury shares at $0.225 per share	(200,000)	-	-	-	(45,000)	(45,000)
Beneficial conversion feature on convertible promissory notes	-	-	45,000	-	-	45,000
Common stock issued in exchange for lease assumption	50,000,000	50,000	-	-	-	50,000
Net loss, year ended July 31, 2014	-	-	-	(89,355)	-	(89,355)
Balance, July 31, 2014	53,370,880	$53,571	$416,236	$(782,648)	$(45,000)	$(357,841)

See accompanying notes to financial statements.

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

	Years Ended July 31,
	2014	2013 (restated)
Cash Flows From Operating Activities:
Net income (loss)	$(89,355)	$(5,779)
Adjustments to reconcile net income (loss) to net cash used in operating activities Increase (decrease) in:
Amortization of beneficial conversion feature	16,200	-
Accounts payable and accrued liabilities	56,705	(221)

Net Cash Used In Operating Activities	(16,450)	(6,000)
Cash Flows From Financing Activities:
Proceeds from the sale of common stock	-	6,000
Retirement of shares	(45,000)	-
Proceeds from notes payable	61,450	-
Net Cash Provided by Financing Activities	16,450	6,000

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash activity:
Increase in debt discount due to beneficial conversion feature	$45,000	$-
Shares issued for mineral property lease assumption	$50,000	$-

See accompanying notes to financial statements.

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 1 – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

FIGO Ventures, Inc. (Formerly AAA Energy, Inc., ‘the Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company was an Exploration Stage Company with the principle business being the acquisition and exploration of resource properties.

The Company had allowed its charter with the state of Nevada to be revoked by the Secretary of State for failure to file the required annual lists and pay the required annual fees. Its last known officers and directors reflected in the records of the Secretary of State were unresponsive or stated they were no longer involved with the Corporation. The purported replacement officers and directors were unresponsive.

On September 14, 2012, NPNC Management, LLC filed a petition in the Eighth Judicial District Court in Clark County, Nevada and was appointed custodian of The Company on October 15, 2012.

In order to obtain basic operating capital to pay for the reinstatement of the Company’s good standing with the Nevada Secretary of State, to bring the Company’s account current with creditors essential for the reorganization of the Company, such as the transfer agent, and for basic general corporate purposes, on October 24, 2012, the interim board authorized the sale of 55,000,000 (2,200,000 split adjusted) shares of common stock for $6,000 to NPNC Management, LLC, in a private placement transaction exempt from the Securities Act of 1933, as amended, pursuant to section 4(2) thereof and the rules and regulations promulgated there under.

On October 24, 2012, NPNC Management, LLC appointed Bryan Clark as director of the Company, to hold office until such time as the shareholders elected a board. The interim board, consisting of Mr. Clark, further acted to appoint Mr. Clark as president, treasurer, and secretary of the Company, to act on behalf of the Company, and to hold such offices until removed by any subsequent board elected by the shareholders.

On November 13, 2013, Bryan Clark tendered his resignation from all positions as an Officer and Director of the Company and the Board appointed Anna Wlodarkiewicz as a Director, President, Secretary and Treasurer of the Company.

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on July 31, 2014 and 2013. We have summarized our most significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 1 – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the Note principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

● Level 1 - Quoted prices in active markets for identical assets or liabilities.

● Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

● Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

Long-lived assets

Long-lived assets, including investments to be held and used or disposed of other than by sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset’s carrying amount or fair value less cost to sell.

Income Taxes

Figo Ventures accounts for income taxes pursuant to FASB ASC 740—Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Figo Ventures provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by Figo Ventures on its tax returns. Figo Ventures files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions.

Fair value of financial instruments

Figo Ventures’ financial instruments consist of payables and long-term debt. The carrying amount of payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and Figo Ventures’ incremental risk adjusted borrowing rate.

Net Loss per Common Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 1 – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

 Since Figo Ventures reflected a net loss for the year ended July 31, 2014, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

Common stock equivalents are as follows:

	July 31, 2014	July 31, 2013
Convertible Debt	20,000,000	-

Total common stock equivalents	20,000,000	-

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2014, Figo Ventures has an accumulated deficit of $782,648. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 3 – MINERAL PROPERTIES

Mineral properties as of July 31, 2014, consists of an assignment of an interest in the mining concession for the mining operations of what is known as the Rafael mine acquired on December 25, 2013, when we entered into a Lease Assumption Agreement with Capital Gold Mining Resources SAS (“CGM”), a company domiciled in Bogota, Columbia in exchange for 50 million shares of our common stock. This share issuance was valued at the par value of the shares issued as there was no trading market for our shares at the time and we have been unable to determine a fair value of the lease assumption

NOTE 4 – FAIR VALUE MEASURMENTS

The following table sets forth by level, within the fair value hierarchy, the Figo’s fair value measurements at July 31, 2014:

Notes Payable	Level 1		Level 2	Total

Current Convertible Notes		$-	$289,140	$289,140
Non Current Convertible Note	$		$16,200	$16,200
Balance July 31,2014		$-	$305,340	$305,340

NOTE 5 – PROMISSORY NOTES

On January 11, 2007, the Company entered into an agreement with a third party (the “Lender"), whereby the Lender would advance the Company up to $1,000,000 (the "Note"), from time to time. All such amounts advanced under the Note will comprise the principal amount which bears interest at 10% per annum and matures on January 11, 2009. The principal amount will be subject to conversion terms, whereby at any time from the date of the Note until the date that the Company repays the entire amount of principal to the Lender, the Lender at its sole option, may convert a portion, or all, of the principal amount outstanding into units in the capital stock of the Company. Each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. The note balance at July 31, 2014 and 2013 was $289,140, respectively. The accrued interest remaining balance at July 31, 2014 and July 31, 2013 was $27,367. The beneficial conversion remaining balance applicable to this note at July 31, 2014 and 2013 was zero.

On November 1, 2013, Figo Ventures issued three convertible promissory notes for a total of $45,000. The notes mature on November 30, 2015 and accrue interest at a rate of 12% per annum. The note principal and accrued interest is convertible at a price of $.00225 per share. At issuance the fair market value of Figo Ventures’ common stock was $.1175 per share. The conversion feature of the note is considered beneficial to the investor due to the conversion price for the convertible note being lower than the fair market value of the common stock on the date the note was issued. The beneficial conversion feature was recorded as a discount of the debt of $45,000 and is being amortized over the lives of the convertible debt. The unamortized discount as of July 31, 2014 and 2013 was $28,800 and $0, respectively and interest accrued on the notes was $4,910 and,$0 , respectively.

These notes are convertible into 20,000,000 shares. Accrued interest on November 30, 2015 will convert into an additional 5,000,000 shares. Upon conversion, the face value of the notes will be eliminated with an offsetting entry into common stock and any unamortized discount will be credited to additional paid in capital.

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 5 – PROMISSORY NOTES (CONT’D)

On January 15, 2014, and January 30, 2014, February 14, 2014 and April 1, 2014, Figo Ventures issued promissory notes for $3,000, $5,000, $3,750 and $4,700. The notes mature on January 15, 2015, January 30, 2015, February 14, 2015 and April 1, 2015, respectively and accrue interest at a rate of 12% per annum. As of July 31, 2014 and 2013 accrued interest on the notes was $886 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

In order to obtain basic operating capital to pay for the reinstatement of the Company’s good standing with the Nevada Secretary of State, to bring the Company’s account current with creditors essential for the reorganization of the Company and for basic general corporate purposes, on October 24, 2012, the interim board authorized the sale of 55,000,000 (2,200,000 split adjusted) shares of common stock for $6,000, in a private placement transaction exempt from the Securities Act of 1933.

On November 14, 2012, Figo Ventures filed an amendment to its Articles of Incorporation whereby the aggregate number of shares which the Company shall have authority to issue is 100,000,000 shares, consisting of two classes to be designated, respectively, “Common Stock” and “Preferred Stock,” with all of such shares having a par value of $.001 per share. The total number of shares of Common Stock that the Company shall have authority to issue is ninety million 90,000,000 shares. The total number of shares of Preferred Stock that the Company shall have authority to issue is 10,000,000 shares. The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. The voting powers, designations, preferences, limitations, restrictions, and relative, participating, optional and other rights, and the qualifications, limitations, or restrictions thereof, of the Preferred Stock shall hereinafter be prescribed by resolution of the board of directors.

On November 13, 2013, a Stock Repurchase Agreement was entered into by and among Figo Ventures, Inc. (Formerly AAA Energy, Inc.) and NPNC Management, LLC., whereby Figo Ventures repurchased 5,000,000 (200,000 split adjusted) shares of Figo Ventures’ common stock for a purchase price of $45,000. The purchase price was paid in cash and has been accounted for in these financial statements as treasury stock. The $45,000 used to purchase the treasury shares was obtained as the proceeds of the convertible notes described more fully in Note 3 – Convertible notes payable.

On November 20, 2013, the Board of Directors authorized a 1-for-25 reverse stock split of common stock to stockholders of record on November 20, 2013. Per-share amounts in the accompanying financial statements have been adjusted for the split. After the reverse split Figo Ventures has 3,370,880 shares of common stock outstanding.

On November 26, 2013, the Board of Directors approved an amendment to Figo Ventures’ Articles of Incorporation to increase the aggregate number of shares which the Corporation shall have the authority to issue to 260,000,000 shares, consisting of two classes to be designated, respectively, “Common Stock” and “Preferred Stock,” with all such shares having a par value of $.001 per share. The total number of shares of Common Stock that the Company shall have authority to issue is 250,000,000 shares. The total number of shares of Preferred Stock that the Company shall have authority to issue is 10,000,000 shares. The Preferred Stock may be issued in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issuance of any shares thereof. The voting powers, designations, preferences, limitations, restrictions, and relative, participating, optional and other rights, and the qualifications, limitations, or restrictions thereof, of the Preferred Stock shall hereinafter be prescribed by resolution of the board of directors.

On December 25, 2013, Figo Ventures entered into a lease assumption agreement with CGM Resources Limited. Under the terms of the agreement, the concessions for the mining operations at the San Rafael mine have been assigned to Figo Ventures in exchange for 50,000,000 shares of common stock. The mine covers 233.50 hectares in the Municipalities of San Carlos and San Rafael, Antiocha, Colombia. The lease assumption has been valued at the par value of the shares issued in exchange for the assumption of the lease $50,000.

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

Figo Ventures may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. Figo Ventures is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

On December 25, 2013, Figo Ventures entered into a lease assumption agreement with CGM Resources Limited. Under the terms of the agreement, the concessions for the mining operations at the San Rafael mine have been assigned to Figo Ventures in exchange for 50,000,000 shares of common stock. The mine covers 233.50 hectares in the Municipalities of San Carlos and San Rafael, Antiocha, Colombia.

NOTE 8 – INCOME TAXES

Figo Ventures experienced a change in control during the year ending July 31, 2013 and is subject to the limitations on utilization of net operating loss carry forwards applied by Section 382 of the Internal Revenue Code. Accordingly, although it has net operating loss carry forwards of approximately $800,000 as of July 31, 2014, its net deferred tax benefit is based upon loss carry forwards generated since that time of approximately $100,000 and is as follows:

	July 31, 2014	July 31, 2013
Deferred tax benefit	34,000	-
Valuation allowance	(34,000)
Net deferred tax benefit	-	-

NOTE 9 – RELATED PARTY TRANSACTIONS

On December 25, 2013, we entered into a lease assumption agreement with CGM Resources Limited. Under the terms of the agreement, the concessions for the mining operations at the San Rafael mine have been assigned to us in exchange for 50,000,000 shares of common stock. The mine covers 233.50 hectares in the Municipalities of San Carlos and San Rafael, Antiocha, Colombia. The lease assumption has been valued at the par value of the shares issued in exchange for the assumption of the lease at $50,000.

On November 13, 2013, a Stock Repurchase Agreement was entered into by and among our company (Formerly AAA Energy, Inc.) and NPNC Management, LLC., our former majority shareholder, whereby we repurchased 5,000,000 (200,000 split adjusted) shares of our common stock for a purchase price of $45,000. The purchase price was paid in cash and has been accounted for in these financial statements as treasury stock. The $45,000 used to purchase the treasury shares was obtained as the proceeds of the three convertible notes described immediately below.

We issued three convertible promissory notes on November 1, 2013 for a total of $45,000. The notes mature on November 30, 2015 and accrue interest at a rate of 12% per annum. The note principal and accrued interest are immediately convertible at a price of $.00225 per share. The notes are in favor of Realty Capital Management, Saint Jude Capital Management Inc., and Augustus Management Ltd. These notes are convertible into 20,000,000 shares of our common stock. Accrued interest on November 30, 2015 will convert into an additional 5,000,000 shares of common stock. No principal or accrued interest has been repaid under these notes. Please refer to the section of this prospectus titled, “Selling Shareholders” that concerns the value of these shares and the potential profit to these note holder parties.

Ania Wlodarkiewicz, our Chief Executive Officer, paid for the registration fee associated with this registration statement ($1,000 on 4/14//14) and also paid an invoice from our transfer agent ($945 on 3/11/14). These reimbursable advances amount to $1,945, carry no interest and are due upon demand.

Robert Young is the officer and director of CGM and the brother of our officer and director, David Young.  David Young is not an officer, director or shareholder of CGM.

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2014

NOTE 9 – RELATED PARTY TRANSACTIONS (CONT’D)

CGM Resources Limited, Realty Capital Management, Saint Jude Capital Management Inc., Augustus Management Ltd. and David Young may be deemed to be “promoters” of our company as that term is defined in Item 404 of Regulation S-K. There is nothing to disclose, other than the foregoing, that would be responsive to paragraphs (c)(1)(i) and (c)(1)(ii) of Item 404(c) of Regulation S-K.

NOTE 10 – SUBSEQUENT EVENTS

On August 19, 2014, a convertible note holder exercised their option to convert $5,625 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 2,500,000 shares of the Company’s common stock.

On August 22, 2014, two convertible note holders each exercised their option to convert $5,625 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 5,000,000 shares of the Company’s common stock.

On September 24, 2014, a convertible note holder exercised their option to convert $1,068.75 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 475,000 shares of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(e). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, being our sole executive officer, Ms. Wldoarkiewicz, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

●	As of July 31, 2014, we did not maintain effective controls over financial reporting. Specifically segregation of duty controls were not designed and in place to ensure that the financial impact of certain transactions were accounted for properly.

●	As July 31, 2014, we did not maintain effective controls over financial reporting. Specifically, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert. As these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2014 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

We intend to take measures to cure the aforementioned material weaknesses as resources become available, including, but not limited to, the following:

●	We intend to hire additional staff as resources become available to maintain proper segregation of duty; and

●	We intend to expand our Board of Directors and establish and audit committee as resources become available.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the year ended July 31, 2014, that materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of October 21, 2014 are as follows:

Name	Age	Position(s) and Office(s) Held
Natalya Hearn	47	President, Chief Executive Officer, Chief Financial Officer, and Director

David Young	62	Vice President of Mining Operations and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Nataliya Hearn is our newly appointed President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director. From September 2011 to the present, Dr. Hearn has been the President of Rare Earth Refining Inc. From January 2013 to the present, she has been a Director of Alcereco Inc. From October 2010 to 2012, she was the Chairman, CEO and President of American Rare Earths and Materials (symbol AREM). From October 2002 to 2010, she was the Chairman, CEO and President of Element 21 Sports (symbol EGLF).

Aside from the foregoing, Dr. Hearn has served as a director of the following public entities:

May 2008 to 2010 - Pro-Tect, Inc. (Symbol: PRTT.PK)

April 1999 to 2006 - Mag Industries (Symbol: MAA.V --TXS.V)

Dr. Hearn obtained her B.S. in Civil Engineering from the University of Toronto and her Ph.D. in Material Engineering from the University of Cambridge, UK. We believe her valuable experience and education in the fields of rare earths sourcing and processing, patented material development, proprietary manufacturing, engineering and final product marketing qualify her to serve as a director of our company.

David Young. Mr. Young was appointed as our Vice President of Mining Operations and Director on January 16, 2014.  From 2007 to the present, Mr. Young serves as the project manager of Advanced Exploration Inc. in Toronto, Ontario. His responsibilities include overseeing drill operations in the exploration site of Nunavut. From 2005 to 2007, he was the site supervisor of Sparton Resources Limited, where he coordinate drilling and safety activities in the Yunnan Province of China.

Mr. Young has 15 years of overseeing mineral exploration and we believe his experience, skills and attributes obtained from this experiences qualifies him for service on our board of directors.

Robert Young is the officer and director of CGM Resources Limited, our majority shareholder, and the brother of our officer and director, David Young. David Young is not an officer, director or shareholder of CGM. As the majority shareholder, Robert Young was instrumental in the decision for David Young being named as our officer and director. Robert knew that David possessed the mining experience to lead our mining operations. There is no other arrangement or understanding between Robert and David other than just described. Other than the foregoing, there was no understanding or arrangement with any person under which Mr Young was appointed as an officer or director of our company.

In September 2014, the Company appointed Nataliya Hearn, Ph.D. to the Board of Directors.

In October 2014, Ms. Wlodarkiewicz resigned from her positions as member of the Board of Directors, CEO and CFO. Dr. Hearn was appointed to the positions of President, CEO, CFO, Treasurer and Secretary. Nataliya Hearn, Ph.D. is an experienced entrepreneur and executive. From September 2011 to the present Dr. Hearn has served as President of Rare Earths Refining Inc. (AREM). From October 2002 to 2010 Dr. Hearn was Chairman, CEO and President of Element 21 Sports (EGLF). From October 2006 to October 2010, Dr. Hearn was on the advisory board of Mag Industries (MAA.V). Dr. Hearn earned a B.A.Sc. in civil engineering from the University of Toronto and a Ph.D. in material engineering from the University of Cambridge, UK.

Directors

Our bylaws authorize no less than one (1) director and no more than thirteen (13) directors.  We currently have two Directors.

Family Relationships

Robert Young is the officer and director of CGM Resources Limited, our majority shareholder, and the brother of our officer and director, David Young.  David Young is not an officer, director or shareholder of CGM.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company only has one director and officer, and no employees. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees, obtains additional officers and directors, and begins operations.

Board Committees

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. As such, the sole director acts in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is in its exploration stage. However, the sole director will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops.

Audit Committee Financial Expert

None of our directors qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by an exploration stage business, the company has not paid any cash and/or stock compensation to its named executive officers

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nataliya Hearn, President, CEO, CFO, and director	2014	0	0	0	0	0	0	0	0

Ania Wlodarkiewicz, former President, CEO, CFO, and director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

David Young, Vice President of Mining Operations and director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Nataliya Hearn	0	0	0	0	0	0	0	0	0
Ania Wlodarkiewicz	0	0	0	0	0	0	0	0	0
David Young	0	0	0	0	0	0	0	0	0

Indemnification

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of October 21, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 61,345,951 shares of common stock issued and outstanding on October 21, 2014.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Nataliya Hearn 3270 Electricity Drive Windsor, Ontario Canada N8W 5JL	0	0%

Common	David Young 3270 Electricity Drive Windsor, Ontario Canada N8W 5JL	0	0%

Common	Total all executive officers and directors	0	0%

Common	Other 5% Shareholders

Common	CGM Resources Limited 242 Dundonald St. Fredericton, NB E3B1W9	50,000,000	81%

Common	Realty Capital Management(2) Blienham Trust PO Box 3483 Road Town, Tortola, British Virgin Islands	11,250,000	15%

Common	Helena Growth Capital Ltd. (3) John Figliolini 12862 Riverside Drive East Windsor, ON N8N1A8 Canada	6,248,055	9%

Common	Torey Gault 1715 homestead lane LaSalle, ON N9H2C7 Canada	5,001,945	7%

(1)	CGM Resources Limited is beneficially owned by Robert Young.
(2)	Realty Capital Management is beneficially owned by Julius Csurgo.
(3)	Helena Growth Capital Ltd. is beneficially owned by John Figliolini.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

On December 25, 2013, we entered into a lease assumption agreement with CGM Resources Limited. Under the terms of the agreement, the concessions for the mining operations at the San Rafael mine have been assigned to us in exchange for 50,000,000 shares of common stock. The mine covers 233.50 hectares in the Municipalities of San Carlos and San Rafael, Antiocha, Colombia. The lease assumption has been valued at the par value of the shares issued in exchange for the assumption of the lease at $50,000.

On November 13, 2013, a Stock Repurchase Agreement was entered into by and among our company (Formerly AAA Energy, Inc.) and NPNC Management, LLC., our former majority shareholder, whereby we repurchased 5,000,000 (200,000 split adjusted) shares of our common stock for a purchase price of $45,000. The purchase price was paid in cash and has been accounted for in these financial statements as treasury stock. The $45,000 used to purchase the treasury shares was obtained as the proceeds of the three convertible notes described immediately below.

We issued three convertible promissory notes on November 1, 2013 for a total of $45,000. The notes mature on November 30, 2015 and accrue interest at a rate of 12% per annum. The note principal and accrued interest are immediately convertible at a price of $.00225 per share. The notes are in favor of Realty Capital Management, Saint Jude Capital Management Inc., and Augustus Management Ltd. These notes are convertible into 20,000,000 shares of our common stock. Accrued interest on November 30, 2015 will convert into an additional 5,000,000 shares of common stock. No principal or accrued interest has been repaid under these notes.

Ania Wlodarkiewicz, our Chief Executive Officer, paid for the registration fee associated with this registration statement ($1,000 on 4/14//14) and also paid an invoice from our transfer agent ($945 on 3/11/14). These reimbursable advances amount to $1,945, carry no interest and are due upon demand.

Robert Young is the officer and director of CGM and the brother of our officer and director, David Young.  David Young is not an officer, director or shareholder of CGM.

CGM Resources Limited, Realty Capital Management, Saint Jude Capital Management Inc., Augustus Management Ltd. and David Young may be deemed to be “promoters” of our company as that term is defined in Item 404 of Regulation S-K. There is nothing to disclose, other than the foregoing, that would be responsive to paragraphs (c)(1)(i) and (c)(1)(ii) of Item 404(c) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended July 31, 2014 and 2013 are set forth in the table below:

	For the year ended	For the year ended
Fee Category	July 31, 2014	July 31, 2013
Audit Fees(1)	$24,498	$-
Tax Fees(2)	$-	$-
Tax Compliance Services	$-	$-
All Other Fees(3)	$-	$-

(1)	Audit fees consist of fees for professional services rendered in connection with or related to the audit of our consolidated annual financial statement, for the review of interim consolidated financial statements in Form 10-Qs and for services normally provided in connection with statutory and regulatory filings or engagements, including registration statements.
(2)	Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.
(3)	All other fees consist of fees billed for assistance with assessment for Sarbanes-Oxley, SEC correspondence and services other than the services reported in other categories.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	By-laws(1)

10.1	Lease Assumption Agreement (1)

10.2	Convertible Promissory Note - Realty Capital Management Ltd. (1)

10.3	Convertible Promissory Note - Saint Jude Capital Management Inc. (1)

10.4	Convertible Promissory Note - Augustus Management Ltd. (1)

31.1	Certification of Principal Executive and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a). promulgated under the Securities and Exchange Act of 1934, as amended (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Agreement re Mining Concession Contract #7092 (1)

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Labels Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

(1)	Incorporated by reference to our Form S-1, filed on September 30, 2013 (File No. 333-189540)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COMPANY

By:	/s/ Nataliya Hearn
Nataliya Hearn President and Chief Executive Officer, Chief Financial Officer Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nataliya Hearn	President and Chief Executive Officer,	October 29, 2014
Nataliya Hearn	Chief Financial Officer (Principal Executive and Accounting Officer)

