Form 10-Q
period 2014-10-31
FIGO Ventures, Inc.
filed 2014-12-11
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-195306

Figo Ventures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,345,880 as of December 11, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2014 and July 31, 2014 (unaudited);
F-2	Statement of Operations for the three months ended October 31, 2014 and 2013 (unaudited);
F-3	Statement of Cash Flows for the three months ended October 31, 2014 and 2013 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Balance Sheets

(unaudited)

Assets	October 31, 2014	July 31, 2014
Mineral properties	$50,000	$50,000
Total Assets	$50,000	$50,000

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$142,968	$86,051
Promissory notes	16,450	16,450
Convertible notes	289,140	289,140
Total Current Liabilities	448,558	391,641
Long Term Liabilities
Convertible promissory notes, net of discount (Original Note Amount $27,056 and discount $14,319 at October 31,2014)	12,737	16,200
Total Liabilities	461,295	407,841
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock, par value $.001; 10,000,000, 10,000,000 and 0 shares authorized; none issued and outstanding at October 31, 2014, and July 31, 2014, respectively	-	-
Common stock, par value $.001; 250,000,000 and 90,000,000 shares authorized; 61,345,880 and 53,370,880 shares issued and outstanding at October 31, 2014 and July 31, 2014, respectively	61,546	53,571
Additional paid in capital	415,029	416,236
Deficit accumulated during exploration stage	(842,870)	(782,648)
Treasury stock - 200,000 shares at cost	(45,000)	(45,000)
Total Stockholders’ Equity (Deficit)	(411,295)	(357,841)

Total Liabilities and Stockholders’ Equity (Deficit)	$50,000	$50,000

The Accompanying Notes are an Integral Part of these Financial Statements

F-1

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	Three months ended October 31,
	2014	2013

Sales	$-	$-
Selling, general and administrative expenses	55,478	-

Loss from operations	(55,478)	-

Other (income) expense
Amortization of debt discount	3,305	-
Interest Expense	1,439	-
Total other (income) expense	4,744	-

Net income (loss)	$(60,222)	$-

Income (loss) Per Common Share - Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	59,415,660	3,570,880

The Accompanying Notes are an Integral Part of these Financial Statements

F-2

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

For the Three Months Ended October 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(60,222)	$-
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	3,305	-
Common stock issued for mineral property costs	-	-
Changes in:		-
Prepaid expenses	-
Accounts payable and accrued liabilities	56,917	-
Net Cash Used In Operating Activities	-	-
Cash Flows From Financing Activities:
Proceeds from the sale of common stock	-	-
Due to related party	-	-
Proceeds from convertible promissory notes	-	-
Proceeds from related party advance	-	-
Proceeds from promissory notes	-	-
Net Cash Provided by Financing Activities	-	-

Cash Flows From Financing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Shares issued upon conversion of debt	$17,944	$-
Decrease in debt discount due to conversion	$11,176	$-
Shares issued for mineral property lease assumption	$-	$50,000

The Accompanying Notes are an Integral Part of these Financial Statements

F-3

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statement of Changes in Stockholders Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Stock	(Deficit)
Balance, July 31, 2012	1,370,880	1,371	367,436	(687,514)	-	(318,707)
Common stock issued for cash at $.00011 per share	2,200,000	2,200	3,800	-	-	6,000
Net loss, year ended July 31, 2013	-	-	-	(5,779)	-	(5,779)
Balance, July 31, 2013	3,570,880	3,571	371,236	(693,293)	-	(318,486)
Acquisition of treasury shares at $0.225 per share	(200,000)	-	-	-	(45,000)	(45,000)
Beneficial conversion feature on convertible promissory notes	-	-	45,000	-	-	45,000
Common stock issued in exchange for lease assumption	50,000,000	50,000	-	-	-	50,000
Net loss, year ended July 31, 2014	-	-	-	(89,355)	-	(89,355)
Balance, July 31, 2014	53,370,880	$53,571	$416,236	$(782,648)	$(45,000)	$(357,841)
Conversion of debt	7,975,000	7,975	(1,207)	-	-	6,768
Net loss, three months ended October 31, 2014	-	-	-	(60,222)	-	(60,222)
Balance, October 31, 2014	61,345,880	$61,546	$415,029	$(842,870)	$(45,000)	$(411,295)

The Accompanying Notes are an Integral Part of these Financial Statements

F-4

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2014

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of operations and organization

FIGO Ventures, Inc. (Formerly AAA Energy, Inc., ‘the Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company was an Exploration Stage Company with the principle business being the acquisition and exploration of resource properties.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  For a more complete discussion of significant accounting policies and certain other information, please refer to the annual audited financial statements for the year ended July 31, 2014 included in our annual report on Form 10K filed October 29, 2014.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include, but are not limited to the estimated useful lives of equipment for purposes of depreciation and the valuation of common shares issued for services, equipment and the liquidation of liabilities.

Exploration stage

The Company's financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include debt and equity based financing and implementation of the business plan.  The Company has not generated any revenues from operations since inception.

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

F-5

Recent Accounting Pronouncements

Figo Ventures has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2014, Figo Ventures has an accumulated deficit of $ 842,870. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – SHAREHOLDERS’ EQUITY

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

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, Figo Ventures has evaluated subsequent events through December 11, 2014, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose.

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

We are a mineral exploration and exploitation company. On December 25, 2013, we entered into a Lease Assumption Agreement with Capital Gold Mining Resources SAS (“CGM”), a company domiciled in Bogota, Columbia, for mining concessions acquired by CGM for the mining operations of what is known as the Rafael mine. Mining concession contract No. 7092, registered with the Mining Registry on February 7, 2007, concerns the economic exploitation of gold, silver and concentrates located in the municipalities of San Rafael and San Carlos in the Department of Antioquia, Columbia. The concession contract covers an area of 233.5 hectares.

The information gathered by CGM is all of the information we have about the Rafael mine. To date, we have relied on a report that was written four years ago by a geologist for CGM, and while that report provides some useful information, there are many substantial questions that remain and clarifications needed. As such, we will need to conduct exploration activities to both substantiate the report and to determine what steps need to be taken to exploit the mine if gold or other precious metals are found there.

CGM has an agreement with Mr. Arango, the prior concession holder, which defines the arrangement for the acquisition of the Rafael mining concession. CGM paid Mr. Arango $10,000 and issued 250 shares of its preferred stock to Mr. Arango with a face value per share of $1,000 for the concession. It was originally agreed that Mr. Arango will continue to mine the property and keep all proceeds earned until the concession was owned by a public company. It was also originally agreed that in exchange for keeping proceeds to the property Mr. Arango will maintain the tax fees due each year on January 15. Mr. Arango paid $85,704 on January 15, 2014 for the year. Despite the fact that the concession is now owned by us, Mr. Arango and CGM agreed to extend the current arrangement of Mr. Arango mining the property, keeping proceeds therefrom and paying tax fees through August 31, 2014, at which time we will take over mining activities, be entitled to proceeds and pay all future tax fees of the concession.

Under our agreement with CGM, we agreed to perform all obligations and make all payments required under the concession. These include conducting all exploration activities and paying all costs associated with those activities. This also includes paying all mining fees and submitting for all government approvals.

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

Mining is a very expensive and risky proposition. It is our intention to explore and mine the property to the best of our abilities. However, if there are no funds available we will not be able to conduct our exploration program and we could be forced to find an alternate business opportunity with a better chance of being financed or go out of business. If we receive a portion of the $727,057 we need to explore the Rafael mine, our exploration activities will be limited. For instance, we may have to scale back personnel or equipment to complete our objectives. Any limitation in our designed plan may result in the failure to properly assess the mineral potential that may exist at the Rafael mine.

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

Results of Operation for Three Months Ended October 31, 2014 and 2013

We generated no revenue and incurred $55,478 in operating expenses during the three months ended October 31, 2014, as compared with $0 in operating expenses for the same period ended 2013. Our expenses for the three months ended October 31, 2014 consisted of selling, general and administrative expenses, which included accounting and auditing fees of $27,194, legal fees of $25,496 and SEC filing fees of $2,462. Our expenses for the three months ended October 31, 2013 were $0.

We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

We incurred other expense of $4,744 during the three months ended October 31, 2014, which consisted of amortization of note discount of $3,305 and interest expense of $1,439, as compared with other expense of $0 during the same period ended 2013.

We therefore recorded a net loss of $60,222 for the quarter ended October 31, 2014, as compared with a net loss of $0 for the same period ended 2013.

Liquidity and Capital Resources

As of October 31, 2014, we had total current assets of $50,000. Our total current liabilities as of October 31, 2014 were $448,558. We had a working capital deficit of $ 398,558 as of October 31, 2014.

Cashflows from Operating Activities

Operating activities used $0 in cash for the three months ended October 31, 2014. Our net loss of $60,222 was the main component of our negative operating cash flow, offset mainly by debt discount amortization $3,305 , and by $56,917 as a result of accrued expenses.

Cashflows from Financing Activities

Cash flows provided by financing activities during the three months ended October 31, 2014 is zero.

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

Off Balance Sheet Arrangements

As of October 31, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2014, we have an accumulated deficit of $853,977. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Income Taxes

We account for income taxes pursuant to FASB ASC 740—Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by us on our tax returns. We file tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions.

Fair value of financial instruments

Our financial instruments consist of payables and long-term debt. The carrying amount of payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and our incremental risk adjusted borrowing rate.

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

Since we reflected a net loss for the three months ended October 31, 2014, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

Recently Issued Accounting Pronouncements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of October 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending October 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Figo Ventures, Inc.
Date:	December 11, 2014

By:	/s/ Nataliya Hearn
Nataliya Hearn
Title:	President, Chief Executive Officer, and Director

