Form 10-Q
period 2015-01-31
FIGO Ventures, Inc.
filed 2015-03-16
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,345,880 as of March 16, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2015 and July 31, 2014 (unaudited);
F-2	Statement of Operations for the three and six months ended January 31, 2015 and 2014 (unaudited);
F-3	Statement of Cash Flows for the six months ended January 31, 2015 and 2014 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	January 31, 2015	July 31, 2014
Assets
Mineral properties	$50,000	$50,000
Total Assets	$50,000	$50,000

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$132,567	$83,012
Promissory notes	16,450	16,450
Convertible notes, net of discount, current maturities	305,181	289,140
Loan payable to related party	38,669	3,039
Total Current Liabilities	492,867	391,641
Long Term Liabilities
Convertible promissory notes, net of discount and current maturities	-	16,200
Total Liabilities	492,867	407,841
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.001; 250,000,000 and 90,000,000 shares authorized; 61,345,880 and 53,370,880 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	61,546	53,571
Additional paid in capital	415,029	416,236
Deficit accumulated during exploration stage	(874,442)	(782,648)
Treasury stock - 200,000 shares at cost	(45,000)	(45,000)
Total Stockholders’ Deficit	(442,867)	(357,841)

Total Liabilities and Stockholders’ Deficit	$50,000	$50,000

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

General and administrative expenses	$26,968	$8,000	$82,447	$8,000

Loss from operations	(26,968)	(8,000)	(82,447)	(8,000)
Other expense
Interest expense	(4,604)	(6,757)	(9,247)	(6,757)

Net loss	$(31,572)	$(14,757)	$(91,794)	$(14,757)

Net loss per share – basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding	61,345,880	23,507,837	60,386,044	13,593,831

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(91,794)	$(14,757)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	6,609	5,395
Changes in:		-
Accounts payable and accrued liabilities	85,185	1,362
Net Cash Used In Operating Activities	-	(8,000)
Cash Flows From Financing Activities:
Proceeds from convertible promissory notes	-	45,000
Proceeds from promissory notes	-	8,000
Net Cash Provided by Financing Activities	-	53,000
Cash Flows From Financing Activities:
Purchase of 200,000 shares of treasury stock	-	(45,000)
Net Cash Used in Financing Activities	-	(45,000)

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Shares issued upon conversion of debt	$7,975	$-
Principal reductions due to conversion	$17,944	$-
Increase in debt discount due to beneficial conversion feature	$-	$45,000
Shares issued for mineral property lease assumption	$-	$50,000

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statement of Changes in Shareholders’ Deficit

For the ix Months Ended January 31, 2015

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, July 31, 2014	53,370,880	$53,571	$416,236	$(782,648)	$(45,000)	$(357,841)

Conversion of debt	7,975,000	7,975	(1,207)			6,768

Net loss, six months ended January 31, 2015				(91,794)		(91,794)

Balance, January 31, 2015	61,345,880	$61,546	$415,029	$(874,442)	$(45,000)	$(442,867)

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF ACCOUNTING

FIGO Ventures, Inc. (Formerly AAA Energy, Inc., ‘the Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company is an Exploration Stage Company with its current business plan to acquire and explore mineral properties with development potential primarily in Columbia, South America. It currently has no operations, is in the exploration stage and has acquired only on mineral property in a lease assumption acquired through this issuance of common shares.

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

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  For a more complete discussion of significant accounting policies and certain other information, please refer to the annual audited financial statements for the year ended December 31, 2013 included in our annual report on form 10K for the year ended July 31, 2014 filed on October 29, 2014.

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

Since Figo Ventures reflected a net loss for the six months ended January 31, 2015, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

Figo Ventures has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2015, Figo Ventures has an accumulated deficit of $ 874,442. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – PROMISSORY NOTES

Promissory notes payable as of January 31, 2015 and July 31, 2014 consisted of the following:

Description	January 31, 2015	July 31, 2014
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 maturing February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 maturing April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

NOTE 4 – CONVERTIBLE DEBT

Convertible debt as of January 31, 2015 and July 31, 2014 consisted of the following:

Description	January 31, 2015	July 31, 2014
Convertible note agreement dated January 11, 2007, of up to $1,000,000 Bearing interest at 10% per annum, originally scheduled to mature on January 11, 2009. Convertible by Lender at its sole option into units in the capital stock such that for each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. The beneficial conversion remaining balance applicable to this note at January 31, 2015 and July 31, 2014 was zero.	$289,140	$289,140
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt o and is being amortized over the term of the notes.	27,056	45,000
Less: unamortized discount	(11,015)	(28,800)
Convertible notes, net of discount	305,181	305,340
Less: current maturities	(305,181)	289,140
Long term maturities	$-	$16,200

NOTE 4 – LOAN PAYABLE TO RELATED PARTY

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $38,669 and $3,039 as of January 31, 2105 and July 31, 2014, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On September 24, 2014, a convertible note holder exercised their option to convert $1,069 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 475,000 shares of the Company’s common stock.

NOTE 6 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. This reclassification had no effect on the reported results of operations. In first quarter of fiscal 2015, the Company concluded that it was appropriate to classify its loans from a related party as a separate line item in the balance sheet. Previously, such loans were immaterial and were included in accounts payable. The amount reclassified as of July 31, 2014 was $3,039.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, Figo Ventures has evaluated subsequent events through March 16, 2015, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose.

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

Results of Operation for Three Months Ended January 31, 2015 and 2014

We generated no revenue and incurred $26,968 in operating expenses during the three months ended January 31, 2015, as compared with $8,000 in operating expenses for the same period ended 2014. Our expenses for the three months ended January 31, 2015 consisted of selling, general and administrative expenses, which included accounting and auditing fees of $26,968. Our operating expenses for the three months ended January 31, 2014 were $8,000 of professional fees.

We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

We incurred other expense of $4,604 during the three months ended January 31, 2015, which consisted of amortization of note discount of $3,305 and interest expense of $1,299, as compared with other expense of $6,757 during the same period ended 2014, which consisted of amortization of note discount of $5,395 and interest expense of $1,362.

We therefore recorded a net loss of $31,572 for the quarter ended January 31, 2015, as compared with a net loss of $14,757 for the same period ended 2014.

Results of Operation for Six Months Ended January 31, 2015 and 2014

We generated no revenue and incurred $82,447 in general and administrative expenses during the six months ended January 31, 2015, as compared with $8,000 in general and administrative expenses for the same period ended 2014. Our expenses for the six months ended January 31, 2015 consisted of accounting and auditing fees of $54,162, legal fees of $25,496 and SEC filing fees of $2,462. Our general and administrative expenses for the six months ended January 31, 2014 were $8,000 of professional fees.

We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

We incurred other expense of $9,347 during the six months ended January 31, 2015, which consisted of amortization of note discount of 6,609 and interest expense of $2,738, as compared with other expense of $6,757 during the same period ended 2014, which consisted of amortization of note discount of $5,395 and interest expense of $1,362.

We therefore recorded a net loss of $91,794 for the six months ended January 31, 2015, as compared with a net loss of $14,757 for the same period ended 2014.

Liquidity and Capital Resources

As of January 31, 2015, we had total assets of $50,000. Our total current liabilities as of January 31, 2015 were $492,867. We had a working capital deficit of $ 492,867 as of January 31, 2015.

Cash flows from Operating Activities

Operating activities used $0 in cash for the six months ended January 31, 2015. Our net loss of $91,794 was the main component of our negative operating cash flow, offset mainly by debt discount amortization $6,609 , and by $85,185 as a result of an increase in accrued expenses.

Cash flows from Financing Activities

Cash flows provided by financing activities during the six months ended January 31, 2015 is zero.

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

Off Balance Sheet Arrangements

As of January 31, 2015, there were no off balance sheet arrangements.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2015, we have an accumulated deficit of $874,442. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Since we reflected a net loss for the three months ended January 31, 2015, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of January 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending January 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Figo Ventures, Inc.

Date:	March 16, 2015

By:	/s/ Nataliya Hearn
Nataliya Hearn
Title:	President, Chief Executive Officer, and Director

