Form 10-Q
period 2015-04-30
FIGO Ventures, Inc.
filed 2015-06-11
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,345,880 as of June 11, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2015 and July 31, 2014 (unaudited);
F-2	Statement of Operations for the three and nine months ended April 30, 2015 and 2014 (unaudited);
F-3	Statement of Cash Flows for the nine months ended April 30, 2015 and 2014 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	April 30, 2015	July 31, 2014
Assets
Mineral properties	$50,000	$50,000
Total Assets	$50,000	$50,000

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$142,923	$83,012
Promissory notes	16,450	16,450
Convertible notes, net of discount, current maturities	309,352	289,140
Loan payable from related party	45,949	3,039
Total Current Liabilities	514,674	391,641
Long Term Liabilities
Convertible promissory notes, net of discount and current maturities	-	16,200
Total Liabilities	514,674	407,841
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.001; 250,000,000 and 90,000,000 shares authorized; 61,345,880 and 53,370,880 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	61,546	53,571
Additional paid in capital	415,029	416,236
Deficit accumulated during exploration stage	(896,249)	(782,648)
Treasury stock - 200,000 shares at cost	(45,000)	(45,000)
Total Stockholders’ Deficit	(464,674)	(357,841)

Total Liabilities and Stockholders’ Deficit	$50,000	$50,000

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014

General and administrative expenses	$16,377	$17,689	$98,824	$25,689

Loss from operations	(16,377)	(17,689)	(98,824)	(25,689)
Other expense
Interest expense	(5,431)	(12,265)	(14,777)	(19,112)

Net loss	$(21,808)	$(29,954)	$(113,601)	$(44,801)

Net loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding	61,345,880	53,370,880	60,700,108	26,609,115

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(113,601)	$(44,801)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	10,780	16,092
Changes in:		-
Accounts payable and accrued liabilities	102,821	10,314
Net Cash Used In Operating Activities	-	(18,395)
Cash Flows From Financing Activities:
Proceeds from convertible promissory notes	-	45,000
Proceeds from related party advance	-	1,945
Proceeds from promissory notes	-	16,450
Net Cash Provided by Financing Activities	-	63,395
Cash Flows From Financing Activities:
Purchase of 200,000 shares of treasury stock	-	(45,000)
Net Cash Used in Financing Activities	-	(45,000)

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Principal reductions due to conversion	$17,944	$-
Increase in debt discount due to beneficial conversion feature	$-	$46,250
Shares issued for mineral property lease assumption	$-	$50,000

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Statement of Changes in Shareholders’ Deficit

For the ix Months Ended January 31, 2015

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, July 31, 2014	53,370,880	$53,571	$416,236	$(782,648)	$(45,000)	$(357,841)

Conversion of debt	7,975,000	7,975	(1,207)			6,768

Net loss, nine months ended April 30, 2015				(113,601)		(113,601)

Balance, April 30, 2015	61,345,880	$61,546	$415,029	$(896,249)	$(45,000)	$(464,674)

The Accompanying Notes are an Integral Part of these Financial Statements

FIGO Ventures, Inc. (Formerly AAA Energy, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF ACCOUNTING

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

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  For a more complete discussion of significant accounting policies and certain other information, please refer to the annual audited financial statements for the year ended July 31, 2014 included in our annual report on form 10K for the year ended July 31, 2014 filed on October 29, 2014.

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

Since Figo Ventures reflected a net loss for the nine months ended April 30, 2015, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

Recent Accounting Pronouncements

Figo Ventures has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2015, Figo Ventures has an accumulated deficit of $896,249. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - PROMISSORY NOTES

Promissory notes payable as of April 30, 2015 and July 31, 2014 consisted of the following:

Description	April 30, 2015	July 31, 2014
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

NOTE 4 - CONVERTIBLE DEBT

Convertible debt as of April 30, 2015 and July 31, 2014 consisted of the following:

Description	April 30, 2015	July 31, 2014
Convertible note agreement dated January 11, 2007, of up to $1,000,000 Bearing interest at 10% per annum, originally scheduled to mature on January 11, 2009. Convertible by Lender at its sole option into units in the capital stock such that for each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. The beneficial conversion remaining balance applicable to this note at April 30, 2015 and July 31, 2014 was zero.	$289,140	$289,140
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	27,056	45,000
Less: unamortized discount	(6,844)	(28,800)
Convertible notes, net of discount	309,352	305,340
Less: current maturities	(309,352)	289,140
Long term maturities	$-	$16,200

NOTE 4 - LOAN PAYABLE TO RELATED PARTY

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $45,949 and $3,039 as of April 30, 2105 and July 31, 2014, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

NOTE 6 - RECLASSIFICATION OF PRIOR YEAR PRESENTATION

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

NOTE 7 - SUBSEQUENT EVENTS

On June 2, 2015, the Company issued 6,000,000 shares of its common stock to affiliated persons for services rendered.

In accordance with ASC 855, Subsequent Events, Figo Ventures has evaluated subsequent events through June 12, 2015, and has determined it does not have any other material subsequent events to disclose.

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

CGM has an agreement with Mr. Arango, the prior concession holder, which defines the arrangement for the acquisition of the Rafael mining concession. CGM paid Mr. Arango $10,000 and issued 250 shares of its preferred stock to Mr. Arango with a face value per share of $1,000 for the concession. It was originally agreed that Mr. Arango will continue to mine the property and keep all proceeds earned until the concession was owned by a public company. It was also originally agreed that in exchange for keeping proceeds to the property Mr. Arango will maintain the tax fees due each year on January 15. Despite the fact that the concession is now owned by us, Mr. Arango and CGM agreed to extend the current arrangement of Mr. Arango mining the property, keeping proceeds therefrom and paying tax fees through August 31, 2014. On February 2, 2015, the parties again extended the current arrangement until January 31, 2017, at which time we will take over mining activities, be entitled to proceeds and pay all future tax fees of the concession.

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

Mining is a very expensive and risky proposition. It is our intention to explore and mine the property to the best of our abilities. However, if there are no funds available we will not be able to conduct our exploration program and we could be forced to find an alternate business opportunity with a better chance of being financed or go out of business. We have not had any success in obtaining financing as of the date of this report.

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

Results of Operation for Three Months Ended April 30, 2015 and 2014

We generated no revenue and incurred $16,377 in operating expenses during the three months ended April 30, 2015, as compared with $17,689 in operating expenses for the same period ended 2014. Our expenses for the three months ended April 30, 2015 consisted of selling, general and administrative expenses, which included accounting and auditing fees of $12,025, filing fees of $3,043 and legal fees of $1,309. Our operating expenses for the three months ended April 30, 2014 consisted of $10,000 of professional fees and $7,689 in filing fees.

We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

We incurred other expense of $5,431 during the three months ended April 30, 2015, which consisted of amortization of note discount of $4,172 and interest expense of $1,259, as compared with other expense of $12,265 during the same period ended 2014, which consisted of amortization of note discount of $10,607 and interest expense of $1,658.

We therefore recorded a net loss of $21,808 for the quarter ended April 30, 2015, as compared with a net loss of $29,954 for the same period ended 2014.

Results of Operation for Nine Months Ended April 30, 2015 and 2014

We generated no revenue and incurred $98,824 in general and administrative expenses during the nine months ended April 30, 2015, as compared with $25,689 in general and administrative expenses for the same period ended 2014. Our expenses for the nine months ended April 30, 2015 consisted of accounting and auditing fees of $66,187, legal fees of $26,805 and SEC filing fees of $5,505. Our general and administrative expenses for the nine months ended April 30, 2014 consisted $18,000 of professional fees and SEC filing fees of $7,689.

We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

We incurred other expense of $14,777 during the nine months ended April 30, 2015, which consisted of amortization of note discount of $10,780 and interest expense of $3,997, as compared with other expense of $19,112 during the same period ended 2014, which consisted of amortization of note discount of $16,092 and interest expense of $3,020.

We therefore recorded a net loss of $113,601 for the nine months ended April 30, 2015, as compared with a net loss of $44,801 for the same period ended 2014.

Liquidity and Capital Resources

As of April 30, 2015, we had total assets of $50,000. Our total current liabilities as of April 30, 2015 were $514,674. We had a working capital deficit of $464,674 as of April 30, 2015.

Cash flows from Operating Activities

Operating activities used $0 in cash for the nine months ended April 30, 2015. Our net loss of $113,601 was the main component of our negative operating cash flow, offset mainly by debt discount amortization $10,780, and by $102,821 as a result of an increase in accrued expenses.

Cash flows from Financing Activities

Cash flows provided by financing activities during the nine months ended April 30, 2015 is zero.

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

Off Balance Sheet Arrangements

As of April 30, 2015, there were no off balance sheet arrangements.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2015, we have an accumulated deficit of $896,249. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Income Taxes

We account for income taxes pursuant to FASB ASC 740-Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

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

Since we reflected a net loss for the three and nine months ended April 30, 2015, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of April 30 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending April 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended April 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 2, 2015, we issued 5,000,000 shares of our common stock to Nataliya Hearn, our officer and director, for services rendered.

On June 2, 2015, we issued 1,000,000 shares of our common stock to David Young, our officer and director, for services rendered.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Agreement re Mining Concession Contract #7092
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Figo Ventures, Inc.

Date:	June 11, 2015

By:	/s/ Nataliya Hearn
Nataliya Hearn
Title:	President, Chief Executive Officer, and Director

