Form 10-K
period 2015-07-31
Precious Investments, Inc.
filed 2015-11-13
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-195306

Precious Investments, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

133 Richmond Street West, Suite 310 Toronto, Ontario	M5H-2L3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 416-878-3377

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,902,182.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,957,757 common shares as of November 11, 2015.

PART I

Item 1. Business

Company Overview

We have entered the colored diamond trading business as of August 2015. We previously had a mining lease concession that covered 233.50 hectares in the Municipalities of San Carlos and San Rafael, Antiocha, Colombia. As a result of our new business direction in the colored diamond trading business, we have abandoned our business of working on exploring the mining lease.

Our fiscal year end is July 31. Our principal offices are located at 133 Richmond Street West, Suite 310, Toronto Ontario Canada M5H-2L3. Our phone number is 416-878-3377.

Colored Diamonds

We have completed an asset purchase agreement dated August 10, 2015 where we acquired from Kashif Khan colored diamonds with a wholesale value of US$4 Million, which he was in control of, in exchange for issuing three secured demand convertible promissory notes totaling US$4 Million. We now plan to incorporate a wholly owned subsidiary to be run by Mr. Khan for the sole purpose of trading in the colored diamond market.

For the past eighteen years, colored diamonds have outperformed all major stock indices and continue to break world record prices at auction year over year. While appealing, they represent less than .001% of total diamond production annually, making them a lucrative but rare investment. Additionally, investors traditionally have had to make purchases through small family-owned trading houses, and large retail companies with retail markups.

Supply of colored diamonds is shrinking, with limited new discoveries and a decline of production from existing mines. Rio Tinto’s Argyle mine in Australia produces 95% of the fancy pink diamond market worldwide and is expected to close in 2020. While it is projected that three or four new mines will come into production over the next five years, none are expected to be significant producers of colored diamond stones.

Declines in supply are also happening in the face of growing demands. It is expected that demand for diamonds will grow by over 33% over the next seven years, while there is less than twenty years of supply remaining. Emerging markets, most notably China, India and Russia, are driving much of this growth.

We plan to manage a portfolio of rare colored diamonds that are selected for both long-term price-per share potential and short-term active trading margin.

We intend to bring transparency, technology and experience to this hard-asset sector, providing a unique opportunity to investors to participate in the gains of what has traditionally been inaccessible until now.

The Market for Colored Diamonds

On October 1, 2015, we entered into a Memorandum of Understanding (“MOU”) with Gulf Peal Ltd. and goNumerical Ltd. (the “Consulting Firms”). We wish to create and sell a cryptocurrency backed by our colored diamonds. To achieve this goal, we have engaged the Consulting Firms under the terms of the MOU to develop and help with the crowdsale of BitGem cryptocurrency.

Under the MOU, we are to provide an asset pool comprised of colored diamonds with a total appraised retail value of $5,000,000 that will be deposited into a fund at a listing price of 100% of retail. We will release $5,000,000 BitGem tokens for sale at a price of $1 each.

We will receive proceeds of the BitGem tokens from sales that occur on the BitGem platform. This website, which is developed and expected to launch in December of 2015, will include a catalog of the diamonds in the fund, a discussion forum and a section for the BitGem crowdsale. The crowdsale section provides instructions on how crowd members are to purchase BitGem tokens.

The Consulting Firms will coordinate with the crowd members for the purchase of BitGem tokens and send us the proceeds less a percentage for the Consulting Firms. For the first 2,000,000 tokens sold, the Consulting Firms shall keep 15% of any proceeds of the BitGems crowdsale as commission. For the remaining tokens (the last three million tokens) the Consulting Firms shall keep 10% of any proceeds of the BitGems crowdsale as commission.

As part of the remuneration to the Consulting Firms, each of the Consulting Firms shall receive 500,000 shares of our common stock, with vesting as follows:

●	125,000 shares shall vest upon the signing of the MOU (have not yet been issued but will be issued soon);

●	125,000 shares shall vest upon the completion and successful test run of the bitgems website that will serve as the platform market for the tokens;

●	125,000 shares shall vest upon public launch of the crowdsale market; and

●	125,000 shares shall vest upon successfully selling 500,000 BitGem tokens.

We are able to add new assets to the fund to generate additional BitGem tokens for sale in the market under the procedure outlined in the MOU.

We are required to pay for all expenses not related to the platform development, including legal fees, newsletters, infrastructure fees, paid advertising and all third party marketing services.

Competitive Advantages

●	Access - With an incredibly small global output, the colored diamond market is administered by a small amount of players. It is near impossible to enter this market without an established name. Precious, with its experienced team and wide network is poised to remove the gatekeepers from new investors to the market.

●	Industry positioning – The traditionally compartmentalized diamond industry relies on wholesale, auctions and investment diamond brokers. We have access to these multiple sales outlets, which are not normally open to new players. We will be buying based on what sellers need to sell, given they fit the minimum investment criteria.

●	Proven revenue streams – With global market drivers the colored diamond market is expected to appreciate 10-15% per year, making long-term investments more attractive as time goes on. Additionally with existing sale platforms the purchase and sale of diamonds is open to us to actively manage the asset base through trading.

Team

The management team is located in Toronto, with over twenty years of experience in the US public markets. They have access to a network of the largest dealers of polished colored diamonds in the world. Additionally through affiliations in the auction industry, management has access to distressed and liquidation lots.

Our Strategy

Our long-term investment strategy includes:

●	The creation of a world class portfolio of unique color diamonds with high appreciation value, based on factors including closure of major producing mines, world availability and cost per carat.

●	Consolidation of majority of new production of flawless fancy colored diamonds which is currently fragmented.

●	Create Gem-Coin, a cyber-currency with color diamonds as the underlying asset.

●	Become the go-to brand for the major jewelry houses to purchase exceptional gems and large volume of color diamonds for their annual collections.

Funding

We plan to launch our Bitgem business with funds that we have available. We recently conducted a small offering and raised roughly US$30,000. We will need to raise US$10 million in the issuance of securities in order to grow our business. Upon securing funds, we plan to execute on a 12-month business strategy, which we hope will see a positive cash flow in the years to follow. If we are able to raise funds, we plan to use them as follows:

●	Trigger conversion of notes secured by existing lot of diamonds - $4,000,000 (retail value of $7-8,000,000).

●	Purchase of color diamond target lots - $5,000,000 (retail value over $10,000,000).

●	Gem-Coin launch - $500,000 (of value to be sold for $2,000,000)

●	Marketing, PR and celebrity fees - $500,000

Operations are expected to be paid from the revenue generated from the above.

Item 2. Properties

Our principal offices are located at 133 Richmond Street West, Suite 310, Toronto Ontario Canada M5H-2L3. Our lease is month to month.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “PNIK” on the OTCPink operated by OTC Markets Group, Inc. Currently there is no trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2014
Quarter Ended	High $	Low $
July 31, 2014	0.65	0.11
April 30, 2014	0.45	0.10
January 31, 2014	0.10	0.05
October 31, 2013	0.12	0.12

Fiscal Year Ending July 31, 2015
Quarter Ended	High $	Low $
July 31, 2015	0.085	0.08
April 30, 2015	0.085	0.081
January 31, 2015	0.081	0.0725
October 31, 2014	0.195	0.071

On November 6, 2015, the last sales price per share of our common stock on the OTCQB was $2.69.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 11, 2015, we had 3,957,757 shares of our common stock issued and outstanding, held by 122 shareholders of record, other than those held in street name.

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

On June 2, 2015, we issued 300,000 shares of stock for services valued at $486,000 as follows:

Nataliya Hearns 250,000 @$1.62 $405,000

David Young 50,000 @ $1.62 $81,000

On July 13, 2015, we issued a total of 250,000 shares the newly designated Series A Preferred Stock valued at $250 for services rendered to our company.

On October 1, 2015, as part of the remuneration to the Consulting Firms, each of the Consulting Firms shall receive 500,000 shares of our common stock, with vesting as follows:

●	125,000 shares shall vest upon the signing of the MOU; these shares have not yet been issued, but will be issued soon;

●	125,000 shares shall vest upon the completion and successful test run of the bitgems.io website that will serve as the platform market for the tokens;

●	125,000 shares shall vest upon public launch of the crowdsale market; and

●	125,000 shares shall vest upon successfully selling 500,000 BitGem tokens.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation program, including no stock option plan, and none are planned for the foreseeable future.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Years Ended July 31, 2015 and 2014

Revenues

We have generated no revenues since our inception. We do not expect to achieve revenues until we implement either our colored diamond business or mineral exploration business.

Operating Expenses

Operating expenses increased to $642,263 for the year ended July 31, 2015 from $68,176 for the year ended July 31, 2014. Our operating expenses for the year ended July 31, 2015 consisted mainly of general and administrative expenses of $156,013 and executive and director compensation of $486,250. Our operating expenses for the year ended July 31, 2015 consisted mainly of general and administrative expenses of $68,176.

We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

Other Expenses

We had other expenses of $18,934 for the year ended July 31, 2015, compared with other expenses of $21,179 for the year ended July 31, 2014. Other expenses for both periods were a result of interest expenses.

Net Loss

Net loss for the year ended July 31, 2015 was $661,197 compared to net loss of $89,355 for the year ended July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2015, we had total current assets of $0 and total assets in the amount of $0. Our total current liabilities as of July 31, 2015 were $526,020. We had a working capital deficit of $526,020 as of July 31, 2015.

Operating activities used $42,910 in cash for the year ended July 31, 2015. Our net loss of $661,197 was the main component of our negative operating cash flow, offset mainly by shares issued for services of $486,250.

As outlined above, we expect to spend approximately $1,000,000 toward the initial implementation of our business plan over the course of our first full fiscal year. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of July 31, 2015, there were no off balance sheet arrangements.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2015, we have an accumulated deficit of $1,440,642. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Since we reflected a net loss for the year ended July 31, 2015, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

Recently Issued Accounting Pronouncements

Reclassifications

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of July 31, 2015 and 2014
F-4	Statements of Operations for the years ended July 31, 2015 and 2014
F-5	Statement of Stockholders’ Deficit for the years ended July 31, 2015 and 2014
F-6	Statements of Cash Flows for the years ended July 31, 2015 and 2014
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Precious Investments Inc. (Formerly FIGO Ventures, Inc.)

We have audited the accompanying balance sheets of Precious Investments Inc. (Formerly FIGO Ventures, Inc.), the “Company” as of July 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Precious Investments Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ThayerOneal CPAs

/S/ ThayerOneal CPAs

Sugar Land, Texas

November 13, 2015

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

LL Bradford & Company, LLC

/S/ LL Bradford & Company, LLC

Sugar Land, Texas

October 28, 2014

PRECIOUS INVESTMENT, INC.

Balance Sheets

		July 31,
	July 31, 2015	2014 (restated)
ASSETS
Current assets
Mining properties	-	50,000
Total assets	$-	$50,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	151,336	$83,012
Loan payable - related party	45,949	3,039
Convertible notes payable	312,285	289,140
Promissory notes	16,450	16,450
Total current liabilities	526,020	391,641

Convertible promissory notes, net of $28,800 discount	-	16,200

Total liabilities	526,020	407,841

Stockholders' deficit
Preferred stock, par value $.001; 10,000,000 shares authorized; 250,000 and 0 issued and outstanding as of July 31, 2015 and 2014, respectively.	250	-
Common stock; $0.001 par value; 12,500,000 shares authorized; 3,367,294 and 2,668,544 shares issued and outstanding as of July 31, 2015 and 2014, respectively	3,377	2,678
Additional paid-in capital	959,198	467,129
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(1,443,845)	(782,648)
Total stockholders' deficit	(526,020)	(357,841)

Total liabilities and stockholders' deficit	$(0)	$50,000

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS INC.

Statement of Operations

	For the Years Ended
	July 31, 2015	July 31, 2014

Sales	$-	$-

Operating expenses
General and administrative expenses	156,013	68,176
Salary - Officers	486,250	-
Total operating expenses	642,263	68,176

Loss from operations	(642,263)	(68,176)

Other (income) expense
Interest expense & Amortization of debt discount	18,934	21,179

Total other expense	18,934	21,179

Net loss	$(661,197)	$(89,355)

Net loss per common share: basic and diluted	$(0.20)	$(0.05)
Basic weighted average common shares outstanding	3,367,294	1,668,654

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS INC.

Statements of Cast Flows

	For the year ended
	July 31, 2015	July 31, 2014
Cash Flows from Operating Activities
Net loss	$(661,197)	$(89,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	13,713	16,200
Common and Preferred Stock compensation in lieu of cash	486,250	-
Impairment of mining properties	50,000
Changes in assets and liabilities
Accounts payable and accrued expenses	68,324	56,705
Net cash from operating activities	(42,910)	(16,450)

Cash Flows from investing
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Treasury stock	-	(45,000)
Proceeds from convertible notes payable	-	61,450
Advances from related parties	42,910	-
Net cash from financing activities	42,910	16,450

Net increase (decrease) in cash	(0)	-

Cash, beginning of period	-	-

Cash, end of period	$(0)	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Increase in debt discount due to beneficial conversion feature	$-	$45,000
Shares issued to settle convertible debt	$6,768	$-
Shares issued for mineral property lease assumption	$-	$50,000

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS INC.

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, July 31, 2013	-	-	178,544	179	374,628	-	(693,293)	(318,487)
Acquisition of treasury shares at $0.225 per share	-	-	-	-	-	(45,000)	-	(45,000)
Beneficial conversion feature on convertible promissory notes	-	-	-	-	45,000	-	-	45,000
Common stock issued in exchange for lease assumption	-	-	2,500,000	2,500	47,500	-	-	50,000
Net loss							(89,355)	(89,355)
Balance, July 31, 2014	-	-	2,678,544	2,678	467,129	(45,000)	(782,648)	(357,841)

Stock issued to settle convertible debt	-	-	398,750	399	6,369	-	-	6,768

Shares issued services	-	-	300,000	300	485,700	-	-	486,000

Shares issued services	250,000	250	-	-	-	-	-	250

Net loss							(661,197)	(661,197)
Balance, July 31, 2015	250,000	250	3,377,294	3,377	959,198	(45,000)	(1,443,845)	(526,020)

The accompanying notes are an integral part of these audited financial statements

Precious Investments, Inc.

Notes to Financial Statements

July 31, 2015 and 2014

NOTE 1 – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Precious Investments, Inc. (Formerly FIGO Ventures, Inc.) (‘The Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company was an Exploration Stage Company with the principle business being the acquisition and exploration of resource properties. The Company previously had a mining lease concession that covered 233.50 hectares in the Municipalities of San Carlos and San Rafael, Antiocha, Colombia. As a result of the Company’s new business direction in the colored diamond trading business, it has abandoned the business of working on exploring the mining lease.

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

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on July 31, 2015 and 2014. We have summarized our most significant accounting policies.

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

Precious Investments, Inc.

Notes to Financial Statements

July 31, 2015 and 2014

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740—Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions.

Fair value of financial instruments

The Company financial instruments consist of payables and long-term debt. The carrying amount of payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and The Company incremental risk adjusted borrowing rate.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Reclassifications

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

Precious Investments, Inc.

Notes to Financial Statements

July 31, 2015 and 2014

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2015, the Company has an accumulated deficit of $1,440,642. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – MINERAL PROPERTIES

Mineral properties as of July 31, 2014, consisted of an assignment of an interest in the mining concession for the mining operations of what is known as the Rafael mine acquired on December 25, 2013, when we entered into a Lease Assumption Agreement with Capital Gold Mining Resources SAS (“CGM”), a company domiciled in Bogota, Columbia in exchange for 50 million shares of our common stock valued at $50,000. This share issuance was valued at the par value of the shares issued as there was no trading market for our shares at the time and we have been unable to determine a fair value of the lease assumption. The Company in no longer intending to exploit the mining property as such has impaired the entire value of the property as of July 31, 2015.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s fair value measurements at July 31, 2015 and 2014:

Notes Payable	Level 1	Level 2	Total

Current Convertible Notes Balance July 31,2015	$-	$312,285	$312,285

Notes Payable	Level 1	Level 2	Total

Convertible Notes Balance July 31,2014	$-	$289,140	$289,140

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of July 31, 2015 and July 31, 2014 consisted of the following:

Description	July 31, 2015	July 31, 2014
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

Precious Investments, Inc.

Notes to Financial Statements

July 31, 2015 and 2014

NOTE 6 – CONVERTIBLE DEBT

Convertible debt as of July 31, 2015 and July 31, 2014 consisted of the following:

Description	July 31, 2015	July 31, 2014
Convertible note agreement dated January 11, 2007, of up to $1,000,000 Bearing interest at 10% per annum, originally scheduled to mature on January 11, 2009. Convertible by Lender at its sole option into units in the capital stock such that for each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. The beneficial conversion remaining balance applicable to this note at April 30, 2015 and July 31, 2014 was zero.	$289,140	$289,140
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	27,056	45,000
Less: unamortized discount	(3,910)	(28,800)
Convertible notes, net of discount	309,352	305,340
Less: current maturities	(309,352)	289,140
Long term maturities	$-	$16,200

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $45,949 and $3,039 as of July 31, 2105 and July 31, 2014, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

On July 23, 2015, our majority shareholder and our board of directors approved an amendment to our Articles of Incorporation for the purpose of approving a reverse split of one to twenty in which each shareholder will be issued one common share in exchange for every twenty common shares of their currently issued common stock. All share have been retroactively restated to show the effect of the reverse stock split.

A copy of the Certificate of Change that was filed with the Nevada Secretary of State on July 23, 2015 is attached hereto as Exhibit 3.1 and is incorporated by reference herein.

On June 29, 2015, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up 250,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of three hundred (300) votes for each share held. On July 13, 2015, the Company issued a total of 250,000 shares the newly designated Series A Preferred Stock valued at $250 for services rendered to our company.

On August 19, 2014, a convertible note holder exercised their option to convert $5,625 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 125,000 shares of the Company’s common stock.

Precious Investments, Inc.

Notes to Financial Statements

July 31, 2015 and 2014

On August 22, 2014, two convertible note holders each exercised their option to convert $5,625 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 250,000 shares of the Company’s common stock.

On September 24, 2014, a convertible note holder exercised their option to convert $1,069 in principal into the common stock of the Company at a conversion price of $0.00225 per share, resulting in the issuance of 23,750 shares of the Company’s common stock.

On June 2, 2015, the Company issued 300,000 shares of stock for services valued at $486,000 as follows:

Nataliya Hearns	250,000 @$1.62	$405,000
David Young	50,000 @ $1.62	$81,000

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 10 – INCOME TAXES

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $76,607 ($34,000 in 2014) which is calculated by multiplying a 34% estimated tax rate  by the taxable cumulative NOL of $221,734. The total valuation allowance is $65,369.08 ($34,000 in 2013). Details for the last two years follow:

	July 31, 2015	July 31, 2014
Deferred tax benefit	76,607	34,000
Valuation allowance	(76,607)	(34,000)
Net deferred tax benefit	-	-

NOTE 11 – SUBSEQUENT EVENTS

On August 10, 2015, we entered into a Diamond Purchase Agreement with Kashif Khan wherein we acquired colored diamonds with a wholesale value initially thought to be $4 million USD for the issuance of three convertible notes payable.  We are currently evaluating how to account for this transaction, whether as an asset acquisition or as a business combination.

Because these was no operating business which included the colored diamonds, we are currently planning on treating the acquisition as an asset acquisition. However, the convertible notes issued in exchange for the colored diamonds are convertible on demand into an effective 50% stock ownership and Mr. Khan also received preferred shares and became our CEO. In substance then this is a transaction with a control person and, as required by SEC regulations, we anticipate recording these colored diamonds at Mr. Khan’s basis, currently thought to be zero, with any remaining consideration resulting in an acquisition expense, currently thought to be $4 million USD.

The final accounting will be disclosed in our Form 10Q to be filed on or about December 15, 2015.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 2, 2015, LL Bradford & Company resigned as our accountant. We have engaged RBSM LLP as our principal accountants effective February 2, 2015. The decision to change accountants was approved by our board of directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on February 6, 2015.

On August 3, 2015, RBSM LLP resigned as our accountant. We have engaged Thayer O’Neal Company PLLC as our principal accountants effective August 20, 2015. The decision to change accountants was approved by our board of directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on November 12, 2015.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of July 31, 2015.

Name	Age	Position(s) and Office(s) Held
Natalya Hearn	48	President, Chief Executive Officer, Chief Financial Officer, & Director
Kashif Khan	37	Chief Operating Officer and Director
David Young	63	Vice President and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Nataliya Hearn, President and CEO

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

Kashif Khan, COO and Director

Mr. Khan was appointed as a member of our Board of Directors on August 10, 2015. From 2009 to the present, Mr. Khan has been Managing Director, Owner and Auctioneer of Ritchies Auctioneers. Ritchies is auctioneer of fine Canadian art, international art, decorative art, jewelry, wine and other personal property.

We believe Mr. Khan’s valuable experience in the area of precious gems qualifies him to serve as a director of our company.

David Young, Vice President and Director

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

Robert Young is the officer and director of CGM Resources Limited, our majority shareholder, and the brother of our officer and director, David Young. David Young is not an officer, director or shareholder of CGM. As the majority shareholder, Robert Young was instrumental in the decision for David Young being named as our officer and director. Robert knew that David possessed the mining experience to lead our mining operations. There is no other arrangement or understanding between Robert and David other than just described. Other than the foregoing, there was no understanding or arrangement with any person under which Mr. Young was appointed as an officer or director of our company.

Directors

Our bylaws authorize no less than one (1) and more than thirteen (13) directors. We currently have three (3) directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending July 31, 2015, the board of directors:

1.     Reviewed and discussed the audited financial statements with management, and

2.     Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended July 31, 2015 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees, obtains additional officers and directors, and begins operations.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2015 and 2014.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nataliya Hearn, President, CEO, CFO, and director	2014 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Kashif Khan, COO and Director	2014 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Ania Wlodarkiewicz, Former President, CEO, CFO, and director	2014 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

David Young, Vice President of Mining Operations and director	2014 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 11, 2015, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 133 Richmond Street West, Suite 310, Toronto Ontario Canada M5H-2L3.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Natalya Hearn	250,000	6%	0	0%
Kashif Khan (3)	16,169,000	80%	250,000	100%
David Young	25,000	* %	0	0%
All Directors and Executive Officers as a Group (3 persons)	16,444,000	86%	250,000	100%
5% Holders
Sherril Aileen Bodden 43 South Sound Road P.O. Box 1561 KY1 1110 GT Grand Cayman	311,037	8%	0	0%
CGM Resources Limited (4) 242 Dundonald St. Fredericton, NB E3B1W9	1,179,639	30%	0	0%
Realty Capital Management (5) Blienham Trust PO Box 3483 Road Town, Tortola, British Virgin Islands	9,424,222	71%	0	0%
Helena Growth Capital Ltd. (6) John Figliolini 12862 Riverside Drive East Windsor, ON N8N1A8 Canada	3,536,667	48%	0	0%
Torey Jean Gault 12862 riverside Dr. East Windsoe, ON N8N1A8 (7)	2,700,111	41%	0	0%

* less than one percent

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 3,957,757 shares of common stock as of August 27, 2015. The percent of class of Series A Preferred Stock is based on 250,000 shares of common stock as of August 28, 2015.

(3)	Represents shares of common stock that may be converted from three convertible promissory notes with an aggregate principal amount of $4,000,000.

(4)	Robert Young is the beneficial owner of the shares held by CGM Resources Limited.

(5)	Julius Csurgo is the beneficial owner of the shares held by Realty Capital Management. Represents 130,000 shares of common stock and principal and accrued interest of $20,912 under a convertible note that is convertible into 9,294,222 shares of our common stock.

(6)	John Figliolini is the beneficial owner of the shares held by Helena Growth Capital Ltd. Represents 150,000 shares of common stock in its name and principal and accrued interest of $7,620 under a convertible note that is convertible into 3,386,667 shares of our common stock.

(7)	Represents 125,000 shares of common stock in her name and principal and accrued interest of $5,794 under a convertible note that is convertible into 2,575,111 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from that which follows and in “Executive Compensation,” none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the last two fiscal years or in any presently proposed transaction which, in either case, has or will materially affect us.

Describe the outstanding 3 convertible prom note here.

On August 10 2015, we entered into a Diamond Purchase Agreement (the “Agreement”) with Kashif Khan (“Khan”). Pursuant to the Agreement, we acquired from Khan colored diamonds with a wholesale value of $4,000,000 (the “Assets”). We did not assume any of Khan’s liabilities in the transaction.

In consideration for the Assets, we agreed to issue to Khan three demand secured convertible promissory notes (the “Notes”) in the aggregate principal amount of $4,000,000. The Notes have the following features:

Note A

Note A is in the principal amount of $1.7 million, accrues interest at 6% per annum and matures: a) within 20 business days of a receipt of written demand from the holder for payment of all of the Notes, provided that i) we have not raised $5 million in debt or equity financing before written demand was tendered or any portion of Note was converted into shares of our common stock; or b) in all other cases, thirty-six months from the issuance of Note A.

Upon written demand for payment, we may either pay all principal and accrued interest on the Notes or return the Assets to the holder to fulfill all obligations.

The holder may convert the principal and accrued interest into shares of our common stock at $0.247386975 per share up to a maximum conversion allowance of 6,871,825 shares. If the we raise $5 million in debt or equity financing or if the holder converts any portion of Note A, then the Note will automatically convert at maturity into a total of 6,871,825 shares of our common stock. If we prepay Notes B and C, however, then the conversion price will adjust to $0.105139464 per share for a total conversion allowance of 16,169,000 shares.

We may not prepay Note A and it is secured by $1,700,000 worth of the Assets.

Note B

Note A is in the principal amount of $1.15 million, accrues interest at 6% per annum and matures: a) within 20 business days of a receipt of written demand from the holder for payment of all of the Notes, provided that i) we have not raised $5 million in debt or equity financing before written demand was tendered or any portion of Note was converted into shares of our common stock; or b) in all other cases, thirty-six months from the issuance of Note B.

Upon written demand for payment, we may either pay all principal and accrued interest on the Notes or return the Assets to the holder to fulfill all obligations.

The holder may convert the principal and accrued interest into shares of our common stock at $0.247386975 per share up to a maximum conversion allowance of 4,648,587 shares. If we raise $5 million in debt or equity financing or if the holder converts any portion of Note B, then the Note will automatically convert at maturity into a total of 4,648,587 shares of our common stock.

We may prepay all of the outstanding principal and accrued interest under Note B, provided that we also prepay all of the outstanding principal and accrued interest of Note C. Note B is secured by $1,150,000 worth of the Assets.

Note C

Note A is in the principal amount of $1.15 million, accrues interest at 6% per annum and matures: a) within 20 business days of a receipt of written demand from the holder for payment of all of the Notes, provided that i) we have not raised $5 million in debt or equity financing before written demand was tendered or any portion of Note was converted into shares of our common stock; or b) in all other cases, thirty-six months from the issuance of Note C.

Upon written demand for payment, we may either pay all principal and accrued interest on the Notes or return the Assets to the holder to fulfill all obligations.

The holder may convert the principal and accrued interest into shares of our common stock at $0.247386975 per share up to a maximum conversion allowance of 4,648,588 shares. If we raise $5 million in debt or equity financing or if the holder converts any portion of Note B, then the Note will automatically convert at maturity into a total of 4,648,588 shares of our common stock.

We may prepay all of the outstanding principal and accrued interest under Note C, provided that we also prepay all of the outstanding principal and accrued interest of Note B. Note C is secured by $1,150,000 worth of the Assets.

Also, as provided in the Agreement, our officer and director, Natalya Hearn, agreed to transfer her 250,000 shares of Series A Preferred Stock to Khan. Under the Agreement, these shares of Series A Preferred Stock will cancel and return to our treasury upon Khan converting the Notes into 51% of our issued and outstanding common stock. Also, if Kahn demands payment of the Notes, then the shares of Series A Preferred Stock will cancel and return to our treasury.

We also agreed to appoint two nominees of Khan to our board of directors and to register 7,500,000 shares of common stock converted from existing notes along with remaining shares of common stock underlying convertible notes. The Notes in favor of Khan do not have registration rights.

CGM Resources Limited, a shareholder of the Company, has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $45,949 and $3,039 as of July 31, 2105 and July 31, 2014, respectively.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$24,498	$0	$0	$0
2015	$18,595	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Precious Investments, Inc.

By:	/s/ Natalya Hearn
Natalya Hearn President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

November 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Natayla Hearn
Natalya Hearn
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

November 13, 2015

By:	/s / Kashif Khan
Kashif Khan
COO and Director

November 13, 2015

