Form 10-Q
period 2015-10-31
Precious Investments, Inc.
filed 2015-12-21
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-195306

Precious Investments, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

133 Richmond Street West, Suite 310 Toronto, Ontario M5H-2L3
(Address of principal executive offices)

416-878-3377
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,957,757 common shares as of November 11, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Interim Balance Sheets as of October 31, 2015 (unaudited) and July 31, 2015;
F-2	Condensed Interim Statement of Operations and Comprehensive Loss for the three months ended October 31, 2015 and 2014 (unaudited);
F-3	Condensed Interim Statement of Cash Flows for the three months ended October 31, 2015 and 2014 (unaudited); and
F-4	Notes to Condensed Interim Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

PRECIOUS INVESTMENTS, INC.
CONDENSED INTERIM BALANCE SHEETS
(Unaudited)

	October 31, 2015	July 31, 2015
ASSETS
Current assets
Inventories	$4,000,250	$-

Total assets	$4,000,250	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$221,397	$151,336
Promissory notes	16,450	16,450
Convertible notes payable, net	614,762	312,285
Loan payable - related party	50,906	45,949
Total current liabilities	903,515	526,020

Total liabilities	903,515	526,020

Stockholders' deficit
Preferred stock, par value $.001; 10,000,000 shares authorized; 250,000 and 250,000 issued and outstanding as of October 31, 2015 and July 31, 2015, respectively.	250	250
Common stock; $0.001 par value; 250,000,000 shares authorized; 3,378,294 and 3,377,294 outstanding as of October 31, 2015 and July 31,2015, respectively	3,378	3,377
Additional paid-in capital	4,961,447	959,198
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(1,823,340)	(1,443,845)
Total stockholders' deficit	3,096,735	(526,020)
Total liabilities and stockholders' deficit	$4,000,250	$-

The accompanying notes are an integral part of these unaudited  interim financial statements

PRECIOUS INVESTMENTS, INC.
CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	October 31, 2015	October 31, 2014

Revenues	$-	$-

Operating expenses
General and administrative expenses	4,957	55,478
Professional fees	10,252	-
Total operating expenses	15,209	55,478

Loss from operations	(15,209)	(55,478)

Other expense
Interest expense	(364,286)	(4,744)
Total other expense	(364,286)	(4,744)

Net and comprehensive loss	$(379,495)	$(60,222)

Net loss per common share: basic and diluted	$(0.11)	$(0.03)
Basic and diluted weighted average common shares outstanding	3,377,761	2,376,626

The accompanying notes are an integral part of these unaudited interim financial statements

PRECIOUS INVESTMENTS, INC.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	October 31, 2015	October 31, 2014
Cash Flows from Operating Activities
Net loss	$(379,495)	$(60,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	302,477	3,305
Changes in assets and liabilities
Accounts payable and accrued liabilities	70,061	56,917
Net cash from operating activities	(6,957)	-

Cash Flows from Financing Activities
Proceeds from the sale of units	2,000	-
Advances from related parties	4,957	-
Net cash from financing activities	6,957	-

Net increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Non-Cash investing and financing transactions
Issuance of note payables for inventory	$4,000,250	$-
Stock issued to settle convertible debt	$-	$17,944
Decrease in discount due to conversion	$-	$11,176

The accompanying notes are an integral part of these unaudited interim financial statements

Precious Investments, Inc.

(Formerly FIGO Ventures, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements (unaudited)

October 31, 2015

NOTE 1 – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Precious Investments, Inc. (Formerly FIGO Ventures, Inc.) (‘The Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company was an Exploration Stage Company with the principle business being the acquisition and exploration of resource properties.

The Company had allowed its charter with the state of Nevada to be revoked by the Secretary of State for failure to file the required annual lists and pay the required annual fees. Its last known officers and directors reflected in the records of the Secretary of State were unresponsive or stated they were no longer involved with the Company. The purported replacement officers and directors were unresponsive.

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

Basis of Presentation

These financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal period ending on October 31, 2015. The Company has summarized its most significant accounting policies.

Unaudited Condensed Interim Financial Statements

These unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended July 31, 2015. In the opinion of management, these unaudited condensed interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

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

Precious Investments, Inc.

(Formerly FIGO Ventures, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements (unaudited)

October 31, 2015

NOTE 1 – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible loans, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received an immediate charge to income is recognized in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Fair value of financial instruments

The Company’s financial instruments consist of its liabilities. The carrying amount of payables and the loan payable – related party approximate fair value because of the short-term nature of these items. The promissory notes, and convertible notes are measured at amortized cost using the effective interest method, which approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

Inventories

Inventories consist of loose colored diamonds acquired during the quarter (See Note 7) and are stated at the lower of cost or market. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future sales. The charge related to inventory write-downs is recorded as a cost of revenue.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The impact on the condensed interim financial statements of adopting ASU 2014-09 will be assessed by management.

Precious Investments, Inc.

(Formerly FIGO Ventures, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements (unaudited)

October 31, 2015

NOTE 1 – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the condensed interim financial statements of adopting ASU 2014-15 will be assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed interim financial statements.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2015, the Company has an accumulated deficit of $1,823,340. Which is a condition that causes material uncertainty that cast significant doubts about our ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and the Company’s ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – FAIR VALUE MEASURMENTS

The following table sets forth by level, within the fair value hierarchy, the Company’s fair value measurements at October 31, 2015 and July 31, 2015:

Notes Payable	Level 1	Level 2	Total

Current Convertible Notes	$-	$614,762	$614,762
Balance October 31, 2015	$-	$614,762	$614,762

Notes Payable	Level 1	Level 2	Total

Current Convertible Notes	$-	$312,285	$312,285
Balance July 31, 2015	$-	$312,285	$312,285

Precious Investments, Inc.

(Formerly FIGO Ventures, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements (unaudited)

October 31, 2015

NOTE 4 – PROMISSORY NOTES

Promissory notes payable as of October 31, 2015 and July 31, 2015 consisted of the following:

Description	October 31, 2015	July 31, 2015
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

These notes have matured as of October 31, 2015, however have not been paid. Interest expense related to the notes for the three months ended October 31, 2015 and 2014 was $498 and $497 respectively.

NOTE 5 - CONVERTIBLE DEBT

Convertible debt as of October 31, 2015 and July 31, 2015 consisted of the following:

Description	October 31, 2015	July 31, 2015
Convertible note agreement dated January 11, 2007, of up to $1,000,000. Bearing interest at 10% per annum, originally scheduled to mature on January 11, 2009. Convertible by Lender at its sole option into units in the capital stock such that for each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. The remaining unamortized discount applicable to this note at October 31, 2015 and July 31, 2014 was zero.

	$289,140	$289,140
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes using an effective interest rate of 32%.	27,056	27,056
Convertible note agreements (3) dated August 10, 2015, totaling $4,000,000. Maturing on August 9, 2016 bearing interest at 6% per annum. Principal and accrued interest is convertible at $.247 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes using an effective interest rate of approximately 9%. (See note 7)	4,000,000	-

Less: unamortized discount	(3,701,434)	(3,910)
Convertible notes, net of discount	614,762	312,285

The Company does not have a copy of the Convertible note agreement dated January 11, 2007.  Neither the Note nor the name of the lender are found in our public filings. The Company has taken significant efforts to locate a copy of the Note to no avail.  The Company contacted the prior auditor, Dale Matheson Carr-Hilton Labonte LLP, which audited our July 31, 2008 and 2007 financial statements found in our 10-KSB for the year ended July 31, 2008.  After conducting a search, Dale Matheson informed us that they do not have a copy of the Note.   Despite not having a copy of the Note, the material terms of the note were contained in our prior financial statements for the year ended July 31, 2008, and those terms are sufficient for all material purposes to accurately present our current financial statements. The Note matured on January 11, 2009 and the statute of limitations ran on January 11, 2015. As such, the Company cannot file a copy of the Note, but believe the present circumstances warrant a departure from the requirements of Item 601 of Regulation S-K.

During the three months ended October 31, 2015, the Company recognized $302,477 (October 31, 2014 - $3,305) of accretion expense on the above notes. Interest expense related to these notes for the three months ended October 31, 2015 and 2014 was $61,312 and $942, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $4,957 and $0 as of October 31, 2015 and July 31, 2015, respectively.

Precious Investments, Inc.

(Formerly FIGO Ventures, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements (unaudited)

October 31, 2015

NOTE 7 – DIAMOND PURCHASE AGREEMENT

On August 10 2015, the Company entered into a Diamond Purchase Agreement (the “Agreement”) with Kashif Khan (“Khan”), a arm’s length party. Pursuant to the Agreement, the Company acquired from Khan colored diamonds (the “Assets”) for three demand secured convertible promissory notes (the “Notes”) in the aggregate principal amount of $4,000,000. The Notes have the following features:

Note A

Note A is in the principal amount of $1.7 million, accrues interest at 6% per annum and matures: a) within 20 business days of a receipt of written demand from the holder for payment of all of the Notes, provided that i) the Company has not raised $5 million in debt or equity financing before written demand was tendered or any portion of Note was converted into shares of the Company’s common stock; or b) in all other cases, thirty-six months from the issuance of Note A.

Upon written demand for payment, the Company may either pay all principal and accrued interest on the Notes or return the Assets to the holder to fulfill all obligations.

The holder may convert the principal and accrued interest into shares of the Company’s common stock at $0.247386975 per share up to a maximum conversion allowance of 6,871,825 shares. If the Company raises $5 million in debt or equity financing or if the holder converts any portion of Note A, then Note A will automatically convert at maturity into a total of 6,871,825 shares of the Company’s common stock. If we prepay Notes B and C, however, then the conversion price will adjust to $0.105139464 per share for a total conversion allowance of 16,169,000 shares.

The Company may not prepay Note A and it is secured by $1,700,000 worth of the Assets.

Note B

Note B is in the principal amount of $1.15 million, accrues interest at 6% per annum and matures: a) within 20 business days of a receipt of written demand from the holder for payment of all of the Notes, provided that i) the Company has not raised $5 million in debt or equity financing before written demand was tendered or any portion of Note B was converted into shares of the Company’s common stock; or b) in all other cases, thirty-six months from the issuance of Note B.

Upon written demand for payment, the Company may either pay all principal and accrued interest on the Notes or return the Assets to the holder to fulfill all obligations.

The holder may convert the principal and accrued interest into shares of the Company’s common stock at $0.247386975 per share up to a maximum conversion allowance of 4,648,588 shares. If the Company raises $5 million in debt or equity financing or if the holder converts any portion of Note B, then Note B will automatically convert at maturity into a total of 4,648,588 shares of the Company’s common stock.

The Company may prepay all of the outstanding principal and accrued interest under Note B, provided that the Company also prepays all of the outstanding principal and accrued interest of Note C. Note B is secured by $1,150,000 worth of the Assets.

Note C

Note C is in the principal amount of $1.15 million, accrues interest at 6% per annum and matures: a) within 20 business days of a receipt of written demand from the holder for payment of all of the Notes, provided that i) the Company has not raised $5 million in debt or equity financing before written demand was tendered or any portion of Note was converted into shares of the Company’s common stock; or b) in all other cases, thirty-six months from the issuance of Note C.

Precious Investments, Inc.

(Formerly FIGO Ventures, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements (unaudited)

October 31, 2015

NOTE 7 – DIAMOND PURCHASE AGREEMENT (CONT’D)

Upon written demand for payment, the Company may either pay all principal and accrued interest on the Notes or return the Assets to the holder to fulfill all obligations.

The holder may convert the principal and accrued interest into shares of our common stock at $0.247386975 per share up to a maximum conversion allowance of 4,648,588. If the Company raises $5 million in debt or equity financing or if the holder converts any portion of Note B, then Note C will automatically convert at maturity into a total of 4,648,588 shares of the Company’s common stock.

The Company may prepay all of the outstanding principal and accrued interest under Note C, provided that the Company also prepay all of the outstanding principal and accrued interest of Note B. Note C is secured by $1,150,000 worth of the Assets.

Also, as provided in the Agreement, our officer and director, Natalya Hearn, agreed to transfer her 250,000 shares of Series A Preferred Stock to Khan. Under the Agreement, these shares of Series A Preferred Stock will cancel and return to treasury upon Khan converting the Notes into 51% of the Company’s issued and outstanding common stock. Also, if Kahn demands payment of the Notes, then the shares of Series A Preferred Stock will cancel and return to treasury.

The Company also agreed to appoint two nominees of Khan to the board of directors and to register 7,500,000 shares of common stock converted from existing notes along with remaining shares of common stock underlying convertible notes. The Notes in favor of Khan do not have registration rights.

The Company has determined that the asset acquired did not meet the definition of a business as defined in ASC 805 and as such the transaction was treated as an asset acquisition and the diamonds are shown on the Company’s balance sheet as inventory.

In measuring the Notes, it was determined that they contained a beneficial conversion feature, which upon measurement resulted in the full amount of the proceeds being allocated entirely to the beneficial conversion feature.

NOTE 8 – STOCKHOLDERS’ EQUITY

On September 18, 2015, the Company issued 1,000 unit consisting of one share and one warrant of stock for $2,000 cash.

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

As part of the remuneration to the Consulting Firms, each of the Consulting Firms shall receive 500,000 shares of our common stock, with vesting as follows:

●	125,000 shares shall vest upon the signing of the MOU (have not yet been granted but are expected to be granted and issued subsequently);
●	125,000 shares shall vest upon the completion and successful test run of the bitgems website that will serve as the platform market for the tokens;
●	125,000 shares shall vest upon public launch of the crowdsale market; and
●	125,000 shares shall vest upon successfully selling 500,000 BitGem tokens.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to October 31, the Company issued 290,000 shares of common stock for $30,000 cash.

Subsequent to October 31, the Company issued 150,000 shares valued at $337.50 for the conversion of a convertible note payable dated November 1, 2013.

Subsequent to October 31, the Company issued 150,000 shares valued at $337.50 for the conversion of a convertible note payable dated November 1, 2013.

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

As part of the remuneration to the Consulting Firms, each of the Consulting Firms shall receive 500,000 shares of our common stock, with vesting as follows:

●	125,000 shares shall vest upon the signing of the MOU (have not yet been granted but are expected to be granted and issued subsequently);
●	125,000 shares shall vest upon the completion and successful test run of the bitgems website that will serve as the platform market for the tokens;
●	125,000 shares shall vest upon public launch of the crowdsale market; and
●	125,000 shares shall vest upon successfully selling 500,000 BitGem tokens.

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

Our fiscal year end is July 31. Our principal offices are located at 133 Richmond Street West, Suite 310 Toronto, Ontario M5H-2L3. Our phone number is 416-878-3377.

Results of Operation for Three Months Ended October 31, 2015 and 2014

Revenues

We have generated no revenues since our inception. We do not expect to achieve revenues until we implement our colored diamond business.

Operating Expenses

Operating expenses decreased to $15,209 for the three months ended October 31, 2015 from $55,478 for the three months ended October 31, 2014. Our operating expenses for the three months ended October 31, 2015 consisted mainly of professional fees of $10,252 and general and administrative expenses of $4,957. Our expenses for the three months ended October 31, 2014 consisted of general and administrative expenses of $55,478.

We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

Other Expenses

We had other expenses of $364,286 for the three months ended October 31, 2015, compared with other expenses of $4,744 for the three months ended October 31, 2014. Other expenses for both periods were a result of interest expenses.

Net Loss

Net loss for the three months ended October 31, 2015 was $379,495 compared to net loss of $60,222 for the three months ended October 31, 2014.

Liquidity and Capital Resources

As of October 31, 2015, we had current assets of $4,000,250 consisting of our colored diamond inventory. Our total current liabilities as of October 31, 2015 were $903,515. We therefore had working capital of $3,096,735 as of October 31, 2015.

Operating activities used $6,957 in cash for the three months ended October 31, 2015. Our net loss of $379,495 was the main component of our negative operating cash flow, offset mainly by an amortization of debt discount of $302,477.

As outlined above, we will need to raise US$10 million in the issuance of securities in order to grow our business. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of October 31, 2015, there were no off balance sheet arrangements.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2015, we have an accumulated deficit of $1,823,340. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible loans, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received an immediate charge to income is recognized in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Fair value of financial instruments

The Company’s financial instruments consist of its liabilities. The carrying amount of payables and the loan payable – related party approximate fair value because of the short-term nature of these items. The promissory notes, and convertible notes are measured at amortized cost using the effective interest method, which approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of October 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending October 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended October 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2015, we issued 1,000 units consisting of one share and one warrant of stock for $2,000 cash.

In November 2015, we conducted a private offering of shares of our common stock and sold 290,000 shares for total proceeds of $30,000.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.

Date:	December 21, 2015

By:	/s/ Nataliya Hearn
Nataliya Hearn
Title:	President, Chief Executive Officer, and Director