Form 10-Q
period 2016-01-31
Precious Investments, Inc.
filed 2016-04-27
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-119848

Precious Investments, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

133 Richmond Street West, Suite 310 Toronto, Ontario M5H-2L3
(Address of principal executive offices)

416-878-3377
(Registrant’s telephone number)
_______________________________________________________
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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,803,617 common shares as of April 20, 2016.

2

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Interim Balance Sheets as of January 31, 2016 (unaudited) and July 31, 2015;
F-2	Condensed Interim Statement of Operations and Comprehensive Loss for the three and six months ended January 31, 2016 and 2015 (unaudited);
F-3	Condensed Interim Statement of Cash Flows for the six months ended January 31, 2016 and 2014 (unaudited); and
F-4	Notes to Condensed Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

	January 31, 2016	July 31, 2015
ASSETS
Inventory	$4,000,250	—
Prepaid expenses	2,092,500	—
Total assets	$6,092,750	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$278,006	$151,336
Promissory notes	16,450	16,450
Convertible notes payable	949,573	312,285
Loan payable - related party	51,784	45,949
Total current liabilities	1,295,813	526,020
Total liabilities	1,295,813	526,020

Stockholders' equity (deficit)
Preferred stock, par value $.001; 10,000,000 shares authorized; 250,000 and 250,000 issued and outstanding as of January 31, 2016 and July 31, 2015, respectivley.	250	250
Common stock; $0.001 par value; 250,000,000 shares authorized; 5,164,154 and 3,377,294 outstanding as of January 31, 2016 and July 31,2015, respectively	5,164	3,377
Additional paid-in capital	7,784,259	959,198
Treasury stock	(45,000)	(45,000
Accumulated deficit	(2,947,736)	(1,443,845
Total stockholders' equity (deficit)	4,796,937	(526,020

Total liabilities and stockholders' equity (deficit)	$6,092,750	$—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

	For the three months ended		For the six months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015

Revenues	$-	$-	$-	$-
Operating expenses
General and administrative expenses	8,269	26,968	13,226	82,447
Professional fees	718,245	—	728,497	—
Total operating expenses	726,514	26,968	741,723	82,447

Loss before undernoted	(726,514)	(26,968)	(741,723)	(82,447)

Other expense
Interest expense	(397,882)	(4,604)	(762,168)	(9,247)
Total other expense	(397,882)	(4,604)	(762,168)	(9,247)

Net loss and comprehensive loss	$(1,124,396)	$(31,572)	$(1,503,891)	$(91,694)

Net loss per common share: basic and diluted	$(0.24)	$(0.01)	$(0.37)	$(0.03)
Basic and diluted weighted average common
shares outstanding	4,738,353	3,067,294	4,029,818	3,019,302

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

	For the six months Ended
	January 31, 2016	January 31, 2015
Cash Flows from Operating Activities
Net loss	$(1,503,891)	$(91,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	638,300	6,509
Shares issued for services	697,500	—
Changes in assets and liabilities
Accounts payable and accrued expenses	126,670	49,555
Net cash from operating activities	(41,421)	(35,630)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	35,586	—
Advances from related parties	5,835	35,630
Net cash from financing activities	41,421	35,630

Net increase (decrease) in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Non-Cash investing and financing transactions
Issuance of note payables for inventory	$4,000,250
Shares issued to settle convertible debt	$1,125	$7,975
Decrease in discount on convertible notes due to conversion	$195	$17,944
Issuance of common stock for prepaid expenses	$2,092,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

January 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On October 9, 2014, Ania Wlodarkiewicz tendered her resignation from all positions as an Officer and Director of the Company and the Board appointed Nataliya Hearn as a Director, President, Secretary and Treasurer of the Company.

On March 28, 2016, Nataliya Hearn resigned as the Company’s Chief Executive Officer and Director. Mr. Kashif Khan is the Company’s sole officer and director.

The Company has completed an asset purchase agreement dated August 10, 2015 where the Company acquired from Kashif Khan, its sole officer and director, colored diamonds with a wholesale value of US$4 Million, which he was in control of, in exchange for issuing three secured demand convertible promissory notes totaling US$4 Million.

The Company is in the business of purchasing and selling colored diamonds.

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

January 31, 2016

Basis of Presentation

The condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal period ended on January 31, 2016. We have summarized our most significant accounting policies.

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended July 31, 2015. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received an immediate charge to income is recognized in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

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

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

January 31, 2016

Fair value of financial instruments

The Company’s financial instruments consist of its liabilities. The carrying amount of payables and the loan payable – related party approximate fair value because of the short-term nature of these items. The promissory notes, and convertible notes payables are measured at amortized cost using the effective interest method, which approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

Inventories

Inventory consist of loose colored diamond acquired during the period (See Note 8) and is stated at the lower of cost or net realizable value. The Company writes-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future sales. The charge related to inventory write-downs is recorded as a cost of revenue.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim periods within that period. The impact on the condensed interim financial statements of adopting ASU 2014-09 will be assessed by management.

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

Reclassification

Certain prior period comparative figures have been reclassified to conform to the current period’s presentation.

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2016, the Company has an accumulated deficit of $2,947,736. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

January 31, 2016

NOTE 3 – PREPAID EXPENSES

On October 1, 2015, we entered into a Memorandum of Understanding (“MOU”) with Gulf Peal Ltd. and goNumerical Ltd. (the “Consulting Firms”) in which each of the Consulting Firms shall receive 500,000 shares of common stock upon meeting certain milestones, with 250,000 shares of common stock being earned upon execution of the MOU. During the quarter ended January 31, 2016, we issued a total of 1,000,000 shares of common stock valued $2,790,000 to the consultants related to the agreement.

As of January 31, 2016, no additional milestones have been met and as such the Company has included the value of the 750,000 unearned shares amounting to $2,092,500 as a prepaid expense until such time the milestones are met and the shares are earned.

NOTE 4 – PROMISSORY NOTES

Promissory notes payable as of January 31, 2016 and July 31, 2015 consisted of the following:

Description	January 31, 2016	July 31, 2015
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

These notes have matured as of January 31, 2016, however have not been paid. Interest expense related to the notes for the six months ended January 31, 2016 and 2015 was $926 and $978 respectively.

NOTE 5 - CONVERTIBLE DEBT

Convertible debt as of January 31, 2016 and July 31, 2015 consisted of the following:

Description	January 31, 2016	July 31, 2015
Convertible note agreement dated January 11, 2007, of up to $1,000,000 Bearing interest at 10% per annum, originally scheduled to mature on January 11, 2009. Convertible by Lender at its sole option into units in the capital stock such that for each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. The remaining balance of the beneficial feature conversion applicable to this note at January 31, 2016 and July 31, 2014 was zero.	$289,140	$289,140
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	26,044	27,056
Convertible note agreements (3) dated August 10, 2015, totaling $4,000,000. Maturing on August 9, 2018 bearing interest at 6% per annum. Principal and accrued interest is convertible at $.247 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes. (See note 6)	4,000,000	-

Less: unamortized discount	(3,365,611)	(3,910)
Convertible notes, net of discount	949,573	312,285

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

January 31, 2016

The Company does not have a copy of the Convertible note agreement dated January 11, 2007. Neither the Note nor the name of the lender are found in our public filings. The Company has taken significant efforts to locate a copy of the Note to no avail. The Company contacted the prior auditor, Dale Matheson Carr-Hilton Labonte LLP, which audited our July 31, 2008 and 2007 financial statements found in our 10KSB for the year ended July 31, 2008. After conducting a search, Dale Matheson informed us that they do not have a copy of the Note. Despite not having a copy of the Note, the material terms of the note were contained in our prior financial statements for the year ended July 31, 2008, and those terms are sufficient for all material purposes to accurately present our current financial statements. The Note matured on January 11, 2009 and the statute of limitations ran on January 11, 2015. As such, the Company cannot file a copy of the Note, but believe the present circumstances warrant a departure from the requirements of Item 601 of Regulation S-K.

During the six months ended January 31, 2016, the Company recognized $640,844 (January 31, 2015 - $6,609) of accretion expense on the above notes. Interest expense related to these notes for the six months ended January 31, 2016 and 2015 was $120,398 and $1,660, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $5,835 during the six months ended January 31, 2016. As of the January 31, 2016 and July 31, 2015, there were $51,784 and $45,949 due to related parties, respectively.

NOTE 7 – DIAMOND PURCHASE AGREEMENT

On August 10, 2015, we entered into a Diamond Purchase Agreement (the “Agreement”) with Kashif Khan (“Khan”), an arm’s length party. Pursuant to the Agreement, we acquired from Khan colored diamonds (the “Assets”) for three demand secured convertible promissory notes (the “Notes”) in the aggregate principal amount of $4,000,000. The Notes have the following features:

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

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

January 31, 2016

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

The Company may prepay all of the outstanding principal and accrued interest under Note B, provided that we also prepays all of the outstanding principal and accrued interest of Note C. Note B is secured by $1,150,000 worth of the Assets.

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

The holder may convert the principal and accrued interest into shares of our common stock at $0.247386975 per share up to a maximum conversion allowance of 4,648,588. If we raise $5 million in debt or equity financing or if the holder converts any portion of Note B, then the Note will shares automatically convert at maturity into a total of 4,648,588 shares of our common stock.

The Company may prepay all of the outstanding principal and accrued interest under Note C, provided that we also prepay all of the outstanding principal and accrued interest of Note B. Note C is secured by $1,150,000 worth of the Assets.

Also, as provided in the Agreement, our former officer and director, Natalya Hearn, agreed to transfer her 250,000 shares of Series A Preferred Stock to Khan. Under the Agreement, these shares of Series A Preferred Stock will cancel and return to our treasury upon Khan converting the Notes into 51% of the Company issued and outstanding common stock. Also, if Kahn demands payment of the Notes, then the shares of Series A Preferred Stock will cancel and return to our treasury.

The Company also agreed to appoint two nominees of Khan to our board of directors and to register 7,500,000 shares of common stock converted from existing notes along with remaining shares of common stock underlying convertible notes. The Notes in favor of Khan do not have registration rights.

The Company has determined that the asset acquired did not meet the definition of a business as defined in ASC 805 and as such the transaction was treated as an asset acquisition and the diamonds are shown on the Company’s condensed consolidated interim balance sheet as inventory.

In measuring the Notes, it was determined that they contained a beneficial conversion feature, which upon measurement resulted in the full amount of the proceeds being allocated entirely to the beneficial conversion feature.

NOTE 8 – STOCKHOLDERS’ EQUITY

On September 18, 2015, the Company issued 1,000 units consisting of one share and one warrant of stock for $2,000 cash.

During the six months ended January 31 2016, the Company issued 335,860 shares of common stock for $33,586 cash.

During the six months ended January 31, 2016, the Company issued 150,000 shares valued at $375 for the conversion of a convertible note payable dated November 1, 2013.

During the six months ended January 31, 2016, the Company issued 150,000 shares valued at $375 for the conversion of a convertible note payable dated November 1, 2013.

During the six months ended January 31, 2016, the Company issued 150,000 shares valued at $375 for the conversion of a convertible note payable dated November 1, 2013.

During the six months ended January 31, 2016, the Company issued 1,000,000 shares valued at $2,790,000 for services. The shares were subsequently cancelled (Note 10).

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

January 31, 2016

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

NOTE 10 – SUBSEQUENT EVENTS

On March 24, 2016, the Company entered into an Agreement for Transfer of Ownership with Gulf Peal Ltd. and goNumerical Ltd.(the Consulting Firms) (the “Transfer Agreement”). Under the Transfer Agreement, the Company agreed to transfer all intellectual property rights as part of the cryptocurrency diamond market and PinkCoin projects to Gulf Pearl Ltd. and GoNumerical Ltd. (the “Consulting Firms”). In addition, the Company agreed to transfer ownership and management of its subsidiary, Bitgems Assets Management Ltd., to the Consulting Firms. In exchange, the Consulting Firms have agreed to return their collective 1,000,000 shares in the Company acquired under the previously entered Memorandum of Understanding dated October 1, 2015 and Amended Memorandum of Understanding dated October 12, 2015.

On March 28, 2016, the Company signed a letter of intent (the “LOI”) with Karrah Inc., an Ontario corporation (“Karrah”), and the sole shareholder of Karrah, Farrah Khan (“Khan”). Khan is the wife of the Company’s officer and director, Kashif Khan. Pursuant to the LOI, the parties set forth their understandings in contemplation of an acquisition from Khan of all of the issued and outstanding shares of stock in Karrah, resulting in a parent subsidiary relationship. In consideration for the acquisition of Karrah, the Company plans to issue to Khan a three year promissory note (the “Note”) for $1,500,000, with interest at 6% per annum. Interest will be payable at maturity or from time to time at the Company’s sole discretion. The Company has the right to prepay the Note. The Note will be secured by the assets of Karrah.

If an acquisition agreement is consummated, the Company expects it to close on or about April 29, 2016. Karrah will undergo an audit as required by SEC rules and regulations.

On February 10, 2016, the Company issued 500,000 shares to Nataliya Hearn for services. On February 17, 2016, Nataliya Hearn resigned from her position as CEO and director of the Company.

On March 22, 2016, the Company issued 150,000 shares of common stock in partial conversion of a certain note payable dated November 1, 2013.

Subsequent to year end, the board of directors authorized the issuance of 414,250 shares of common stock related to various Diamond Purchase Agreements with stated values of $828,500.

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

Company Overview

We have completed an asset purchase agreement dated August 10, 2015 where we acquired from Kashif Khan, our director, colored diamonds with a wholesale value of US$4 Million, which he was in control of, in exchange for issuing three secured demand convertible promissory notes totaling US$4 Million. We also formed a wholly-owned subsidiary, BitGem Asset Management Ltd., for the purpose of trading in the colored diamond market.

We plan to manage a portfolio of rare colored diamonds that are selected for both long-term price-per share potential and short-term active trading margins.

We intend to bring transparency, technology and experience to this hard-asset sector, providing a unique opportunity to investors to participate in the gains of what has traditionally been inaccessible until now.

On October 1, 2015, we entered into a Memorandum of Understanding (“MOU”) with Gulf Peal Ltd. and goNumerical Ltd. (the “Consulting Firms”). Under the MOU, we hoped to create and sell a cryptocurrency backed by our colored diamonds. To achieve this goal, we had engaged the Consulting Firms under the terms of the MOU to develop and help with the crowdsale of BitGem cryptocurrency.

On October 12, 2015, we amended the MOU and entered into an Amended Memorandum of Understanding (the “Amendment”) with the Consulting Firms to clarify the details about the percentage remuneration in the sale of tokens.

On March 24, 2016, we entered into an Agreement for Transfer of Ownership with the Consulting Firms (the “Transfer Agreement”). Under the Transfer Agreement, we agreed to transfer all intellectual property rights as part of the cryptocurrency diamond market and PinkCoin projects to the Consulting Firms. In addition, we have agreed to transfer ownership and management of our subsidiary, Bitgems Assets Management Ltd., to the Consulting Firms. In exchange, the Consulting Firms have agreed to return their shares in our company acquired under the MOU and Amendment.

As a result of the Transfer Agreement, we have abandoned our design to engage in the cryptocurrency market backed by our colored diamonds. After launching the PinkCoin crowd sale no interest developed from buyers of cryptocurrencies. We decided that since we have limited resources we would not have enough marketing support to make the PinkCoin successful. Therefore, we decided to apply our resources to business activities that may more quickly generate revenue for our company.

On March 28, 2016, we signed a letter of intent (the “LOI”) with Karrah Inc., an Ontario corporation (“Karrah”), and the sole shareholder of Karrah, Farrah Khan (“Khan”). Khan is the wife of our officer and director, Kashif Khan. Pursuant to the LOI, the parties set forth their understandings in contemplation of an acquisition from Khan of all of the issued and outstanding shares of stock in Karrah, resulting in a parent subsidiary relationship. In consideration for the acquisition of Karrah, we plan to issue to Khan a three year promissory note (the “Note”) for $1,500,000, with interest at 6% per annum. Interest will be payable at maturity or from time to time at our sole discretion. We have the right to prepay the Note. The Note will be secured by the assets of Karrah.

If an acquisition agreement is consummated, we expect it to close on or about April 15, 2016. Karrah will undergo an audit as required by SEC rules and regulations.

Karrah has been successful in buying liquidation and closeout merchandise and supplying the same to retailers, auctioneer and collectors in Toronto and Vancouver, Canada. If acquired, we plan to scale the business by funding the acquisition of more merchandise in order to do the same business in the United States auction houses and retailers. We intend to be a manufacturer and wholesaler of fine jewelry, a wholesaler of fine pre-owned vintage watches and buyer of jewelry, watches and diamonds via liquidations, bankruptcies and estate sales. Karrah has developed relationships with brokers and agents involved in liquidation and bankruptcy for closeout merchandise. In addition, Karrah has also developed manufacturing tactics that allow it to customize Swiss watches with diamonds and gems enhancing their value. We plan to build upon these two strengths to grow our company.

We recently conducted a small offering and raised roughly US$30,000. We will need to raise US$10 million in the issuance of securities in order to grow our business. Upon securing funds, we plan to execute on a 12-month business strategy, which we hope will see a positive cash flow in the years to follow.

Our fiscal year end is July 31. Our principal offices are located at 133 Richmond Street West, Suite 310Toronto, Ontario M5H-2L3. Our phone number is 416-878-3377.

Results of Operation for Three Months Ended January 31, 2016 and 2015

Revenues

We have generated no revenues since our inception. We do not expect to achieve revenues until we implement our colored diamond business.

Operating Expenses

Operating expenses increased to $726,514 for the three months ended January 31, 2016 from $26,968 for the three months ended January 31, 2015. Our operating expenses for the three months ended January 31, 2016 consisted mainly of professional fees of $718,245 and general and administrative expenses of $8,269. Our expenses for the three months ended January 31, 2015 consisted of general and administrative expenses of $26,968.

Operating expenses increased to $741,723 for the six months ended January 31, 2016 from $82,447 for the six months ended January 31, 2015. Our operating expenses for the six months ended January 31, 2016 consisted mainly of professional fees of $728,497 and general and administrative expenses of $13,226. Our expenses for the six months ended January 31, 2015 consisted of general and administrative expenses of $82,447.

We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

Other Expenses

We had other expenses of $397,882 for the three months ended January 31, 2016, compared with other expenses of $4,604 for the three months ended January 31, 2015. We had other expenses of $762,168 for the six months ended January 31, 2016, compared with other expenses of $9,247 for the six months ended January 31, 2015. Other expenses for all periods were a result of interest expenses.

Net Loss

Net loss for the three months ended January 31, 2016 was $1,124,396 compared to net loss of $31,572 for the three months ended January 31, 2015. Net loss for the six months ended January 31, 2016 was $1,503,891 compared to net loss of $91,694 for the six months ended January 31, 2015.

Liquidity and Capital Resources

As of January 31, 2016, we had current assets of $6,092,750 consisting of our colored diamond inventory and prepaid expenses. Our total current liabilities as of January 31, 2016 were $1,295,813. We therefore had working capital of $4,796,937 as of January 31, 2016.

Operating activities used $41,421 in cash for the six months ended January 31, 2016. Our net loss of $1,503,891 was the main component of our negative operating cash flow, offset mainly by shares issued for services of $697,500 and amortization of debt discount of $638,300.

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

Off Balance Sheet Arrangements

As of January 31, 2016, there were no off balance sheet arrangements.

Going Concern

As of January 31, 2016, we have an accumulated deficit of $2,947,736. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2016, we have an accumulated deficit of $2,947,736. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Fair value of financial instruments

Our financial instruments consist of liabilities. The carrying amount of payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and our incremental risk adjusted borrowing rate.

Inventories

Inventory consist of loose colored diamond acquired during the period (See Note 7) and is stated at the lower of cost or net realizable value. The Company writes-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future sales. The charge related to inventory write-downs is recorded as a cost of revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of January 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending January 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended January 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q.

On February 10, 2016 we issued a company controlled by Nataliya Hearn 500,000 shares of our Common Stock as required in her Employment Agreement for the five quarters of compensation. She resigned and her Employment Agreement was cancelled as of February 17, 2016.

On March 22, 2016, we issued 150,000 shares of common stock in partial conversion of a certain note payable dated November 1, 2013.

Subsequent to year end , the board of directors authorized the issuance of 414,250 shares of common stock related to various Diamond Purchase Agreements with stated values of $828,500.

During the six months ended January 31 2016, we issued 335,860 shares of common stock for $33,586 cash.

During the six months ended January 31, 2016, we issued 150,000 shares valued at $375 for the conversion of a convertible note payable dated November 1, 2013.

During the six months ended January 31, 2016, we issued 150,000 shares valued at $375 for the conversion of a convertible note payable dated November 1, 2013.

During the six months ended January 31, 2016, we issued 150,000 shares valued at $375 for the conversion of a convertible note payable dated November 1, 2013.

During the six months ended January 31, 2016, we issued 1,000,000 shares valued at $2,790,000 for services. The shares were subsequently cancelled.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.
Date:	April 27, 2016
By:	/s/ Kashif Khan
Kashif Khan
Title:	President, Chief Executive Officer, and Director

