Form 10-Q
period 2016-04-30
Precious Investments, Inc.
filed 2016-06-20
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

\Commission File Number: 333-119848

Precious Investments, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1101 – 21 Dundas Square Toronto, Canada M5B 1B7
(Address of principal executive offices)

416-919-9509
(Registrant’s telephone number)
133 Richmond Street West, Suite 310 Toronto, Ontario M5H-2L3
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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,173,616 common shares as of June 7, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Interim Balance Sheets as of April 30, 2016 (unaudited) and July 31, 2015;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine months ended April 30, 2016 and 2015 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the nine months ended April 30, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

Condensed Consolidated Interim Balance Sheets

as of April 30, 2016 (unaudited) and July 31, 2015

	April 30, 2016	July 31, 2015
ASSETS
Inventory	$4,000,250	—
Prepaid expenses	—	—
Total assets	$4,000,250	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$347,586	$151,336
Promissory notes	16,450	16,450
Convertible notes payable	1,277,665	312,285
Loan payable - related party	64,349	45,949
Total current liabilities	1,706,050	526,020
Total liabilities	1,706,050	526,020

Stockholders' equity (deficit)
Preferred stock, par value $.001; 10,000,000 shares authorized; 250,000 and 250,000 issued and outstanding as of April 30, 2016 and July 31, 2015, respectively.	250	250
Common stock; $0.001 par value; 250,000,000 shares authorized; 4,964,154 and 3,377,294 outstanding as of April 30, 2016 and July 31, 2015, respectively	4,964	3,377
Additional paid-in capital	6,875,134	959,198
Treasury stock	(45,000)	(45,000
Accumulated deficit	(4,541,148)	(1,443,845
Total stockholders' equity (deficit)	2,294,200	(526,020

Total liabilities and stockholders' equity (deficit)	$4,000,250	$—

 The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the three and nine months ended April 30, 2016 and 2015

(unaudited)

	For the three month ended		For the nine months ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Revenues	$—	$—	$—	$—
Operating expenses
General and administrative expenses	5,154	16,377	18,380	98,824
Professional fees	1,506,555	—	2,235,052	—
Total operating expenses	1,511,709	16,377	2,253,432	98,824

Loss before undernoted	(1,511,709)	(16,377)	(2,253,432)	(98,824)

Other expense
Interest expense	(389,203)	(5,431)	(1,151,371)	(14,777)
Gain on the sale of subsidiary	307,500	—	307,500	—
Total other expense	(81,703)	(5,431)	(843,871)	(14,777)

Net loss and comprehensive loss	$(1,593,412)	$(21,808)	$(3,097,303)	$(113,601)

Net loss per common share: basic and diluted	$(0.31)	$(0.01)	$(0.70)	$(0.04)
Basic and diluted weighted average common
shares outstanding	5,111,376	3,067,294	4,404,038	3,035,005

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Condensed Consolidated Interim Statements of Cash Flows

for the nine months ended April 30, 2016 and 2015

(unaudited)

	For the nine months ended
	April 30, 2016	April 30, 2015
Cash Flows from Operating Activities
Net loss	$(3,097,303)	$(113,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	967,317	10,780
Shares issued for services	2,187,500	—
Gain on the sale of subsidiary	(307,500)
Changes in assets and liabilities
Accounts payable and accrued expenses	196,250	102,821
Net cash from operating activities	(53,736)	—

Cash Flows from Financing Activities
Proceeds from the sale of common stock	35,336	—
Advances from related parties	18,400	—
Net cash from financing activities	53,736	—

Net increase (decrease) in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Non-Cash investing and financing transactions
Issuance of note payables for inventory	$4,000,250	$—
Shares issued to settle convertible debt	$1,800	$—
Decrease in discount on convertible notes due to conversion	$195	$17,944

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

April 30, 2016

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

On October 9, 2014, Anna Wlodarkiewicz tendered her resignation from all positions as an Officer and Director of the Company and the Board appointed Nataliya Hearn as a Director, President, Secretary and Treasurer of the Company.

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

Basis of Presentation

The condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal period ended on April 30, 2016. We have summarized our most significant accounting policies.

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

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

April 30, 2016

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

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

April 30, 2016

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

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The impact on the condensed consolidated interim financial statements of adopting ASU 2014-15 will be assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated interim financial statements.

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2016, the Company has an accumulated deficit of $4,541,148. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – BITGEMS ASSETS MANAGEMENT LTD

On March 24, 2016, the Company entered into an Agreement for Transfer of Ownership with Gulf Peal Ltd. and goNumerical Ltd.(the “Consulting Firms”) (the “Transfer Agreement”). Under the Transfer Agreement, the Company agreed to transfer all intellectual property rights as part of the cryptocurrency diamond market and PinkCoin projects to Gulf Pearl Ltd. and GoNumerical Ltd. (the “Consulting Firms”). In addition, the Company agreed to transfer ownership and management of its subsidiary, Bitgems Assets Management Ltd., to the Consulting Firms. In exchange, the Consulting Firms agreed to return their collective 1,000,000 shares in the Company acquired under the previously entered Memorandum of Understanding dated October 1, 2015 and Amended Memorandum of Understanding dated October 12, 2015.

On the date of the sale, Bitgems Assets Management had no assets or liabilities and as such the Company recorded the value of the 1,000,000 shares received of $2,400,000 as a gain on the sale of subsidiary. Additionally, the Company recorded the amortization of a previously recorded prepaid expense of $2,092,500 (See note 4) associated with the MOU to the sale price of the subsidiary. As a result during the three and nine months ended April 30, 2016, the Company recorded a net gain on the sale of its subsidiary of $307,500.

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

April 30, 2016

 NOTE 4 – PREPAID EXPENSES

On October 1, 2015, we entered into a Memorandum of Understanding (“MOU”) with Gulf Peal Ltd. and goNumerical Ltd. (the “Consulting Firms”) in which each of the Consulting Firms shall receive 500,000 shares of common stock upon meeting certain milestones, with 250,000 shares of common stock being earned upon execution of the MOU. During the period ended April 30, 2016, we issued a total of 1,000,000 shares of common stock valued at $2,790,000 based on the fair market value on the agreement date to the consultants related to the agreement.

During the quarter ended April 30, 2016, the Company had included the value of the 750,000 unearned shares amounting to $2,092,500 as a prepaid expense until such time the milestones were met and the shares were earned.

As of April 30, 2016, no additional milestones were met and as a result of the Transfer Agreement (See Note 3) and the return of the previously issued shares, the Company has amortized the balance of the outstanding prepaid of $2,092,500 to the selling price of the subsidiary. As of April 30, 2016 and 2015, the balance of the prepaid expenses is $0.

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of April 30, 2016 and July 31, 2015 consisted of the following:

Description	April 30, 2016	July 31, 2015
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

These notes have matured as of April 30, 2016, however have not been paid. Interest expense related to the notes for the six months ended April 30, 2016 and 2015 was $1,482 and $1,446 respectively.

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

April 30, 2016

NOTE 6- CONVERTIBLE DEBT

Convertible debt as of April 30, 2016 and July 31, 2015 consisted of the following:

Description	April 30, 2016	July 31, 2015
Convertible note agreement dated January 11, 2007, of up to $1,000,000 bearing interest at 10% per annum, originally scheduled to mature on January 11, 2009. Convertible by Lender at its sole option into units in the capital stock such that for each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. The remaining balance of the beneficial feature conversion applicable to this note at January 31, 2016 and July 31, 2014 was zero.	$289,140	$289,140
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	25,119	27,056
Convertible note agreements (3) dated August 10, 2015, totaling $4,000,000. Maturing on August 9, 2018 bearing interest at 6% per annum. Principal and accrued interest is convertible at $.247 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes. (See note 8)	4,000,000	-

Less: unamortized discount	(3,036,594)	(3,910)
Convertible notes, net of discount	1,277,665	312,285

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

During the nine months ended April 30, 2016 and 2015, the Company recognized $967,317 and $8,800 of accretion expense on the above notes, respectively. Interest expense related to these notes for the nine months ended April 30, 2016 and 2015 was $184,054 and $2,552, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $18,400 during the nine months ended April 30, 2016. As of the April 30, 2016 and July 31, 2015, there were $64,349 and $45,949 due to related parties, respectively. All advances from related parties are interest free and due upon demand.

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

April 30, 2016

NOTE 8 – DIAMOND PURCHASE AGREEMENTS

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

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

April 30, 2016

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

Additional Diamond Purchase Agreements

During the three months ended April 30, 2016, the Company entered into various additional Diamond Purchase Agreements to purchase diamond assets consisting of various colored diamonds for 2,303,090 shares of common stock. The shares have not been issued as of April 30, 2016 and as such none of the purchase agreements have closed; however, subsequent to period end 414,250 shares were issued related to these agreements, the remaining agreements are still outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

On September 18, 2015, the Company issued 1,000 units consisting of one share and one warrant of stock for $2,000 cash.

During the nine months ended April 30 2016, the Company issued 335,860 shares of common stock for $33,586 cash.

During the nine months ended April 30, 2016, the Company issued 750,000 shares valued at $1,800 for the conversion of a convertible note payable dated November 1, 2013.

During the nine months ended April 30, 2016, the Company issued 1,000,000 shares valued at $2,790,000 for services. The shares were returned during the three months ended April 30, 2016 and are being held in treasury (Note 3).

During the nine months ended April 30, 2016, the Company issued 500,000 shares valued at $1,490,000 for services.

Precious Investments, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

April 30, 2016

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUBSEQUENT EVENTS

On April 25, 2016, the Company signed an Acquisition of Shares Agreement (the “Agreement”) with Karrah Inc., an Ontario corporation (“Karrah”), and the sole shareholder of Karrah, Farrah Khan, who is the wife of our director, Kashif Khan. Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of stock in Karrah, resulting in a parent subsidiary relationship. In consideration for the acquisition of Karrah, the Company issued to Farrah Khan two three year promissory notes totaling $1,793,276 with interest at 6% per annum. Interest will be payable at maturity or from time to time at the Company’s sole discretion. The Company has the right to prepay the Notes. The Note will be secured by all the assets of Karrah.

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

As of the date of this filing the initial accounting for the business combination is incomplete, and as such the Company has omitted the revenue and earnings of Karrah and the supplemental pro forma as required by ASC 805. Once the accounting is completed, Karrah will undergo an audit as required by SEC rules and regulations.

The acquisition agreement was consummated and it closed on May 1, 2016. The Company has not received the completed financial information from Karrah, and as such has omitted the required pro forma financial statement disclosure from this note as required by ASC 805. Once the financial information is completed, Karrah will undergo an audit as required by SEC rules and regulations.

In addition to the Diamond Purchase Agreements signed during the period (Note 8), Subsequent to year end, the board of directors authorized the issuance of 1,537,410 shares of common stock related to various additional Diamond Purchase Agreements with stated values of $4,093,276.

On May 5, 2016, the Company issued 414,250 shares of common stock related to various Diamond Purchase Agreements.

On June 7, 2016, we issued 3,255,749 shares of common stock related to various Diamond Purchase Agreements for colored diamonds with stated values of $8,248,722.

On May 16, 2016, the Company issued 450,000 shares of common stock in partial conversion of a certain note payable dated November 1, 2013

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

Company Overview

We are in the business of purchasing and selling colored diamonds. We have completed an asset purchase agreement dated August 10, 2015 where we acquired from Kashif Khan, our director, colored diamonds with a wholesale value of US$4 Million, which he was in control of, in exchange for issuing three secured demand convertible promissory notes totaling US$4 Million. Since then, we have continued to acquire colored diamonds to build our inventory. On May 5, 2016, we issued 414,250 shares of common stock related to various Diamond Purchase Agreements for colored diamonds with stated values of $828,500. On June 7, 2016, we issued 3,255,749 shares of common stock related to various Diamond Purchase Agreements for colored diamonds with stated values of $8,248,722.

On April 25, 2016,   we signed an Acquisition of Shares Agreement (the “Agreement”) with Karrah Inc., an Ontario corporation (“Karrah”), and the sole shareholder of Karrah, Farrah Khan, who is the wife of our director, Kashif Khan. Pursuant to the Agreement, we acquired all of the issued and outstanding shares of stock in Karrah, resulting in a parent subsidiary relationship. In consideration for the acquisition of Karrah, we issued to Farrah Khan two three year promissory notes totaling $1,793,276 with interest at 6% per annum. Interest will be payable at maturity or from time to time at our sole discretion. We have the right to prepay the Notes. The Note will be secured by all the assets of Karrah.

We plan to manage a portfolio of rare colored diamonds that are selected for price potential. Karrah has been successful in buying liquidation and closeout merchandise and supplying the same to retailers, auctioneer and collectors in Toronto and Vancouver, Canada. We plan to scale the business by funding the acquisition of more merchandise in order to do the same business in the United States auction houses and retailers. We intend to be a manufacturer and wholesaler of fine jewelry, a wholesaler of fine pre-owned vintage watches and buyer of jewelry, watches and diamonds via liquidations, bankruptcies and estate sales. Karrah has developed relationships with brokers and agents involved in liquidation and bankruptcy for closeout merchandise. In addition, Karrah has also developed manufacturing tactics that allow it to customize Swiss watches with diamonds and gems enhancing their value. We plan to build upon these two strengths to grow our company.

We recently conducted a small offering and raised roughly US$30,000. We will need to raise US$10 million in the issuance of securities in order to grow our business. Upon securing funds, we plan to execute on a 12-month business strategy, which we hope will see a positive cash flow in the years to follow.

Our fiscal year end is July 31. Our principal offices are located at 1101 – 21 Dundas Square Toronto, Canada M5B 1B7. Our phone number is 416-878-3377.

Results of Operation for Three Months Ended April 30, 2016 and 2015

Revenues

We have generated no revenues since our inception. We do not expect to achieve revenues until we implement our colored diamond business.

Operating Expenses

Operating expenses increased to $1,511,709 for the three months ended April 30, 2016 from $16,377 for the three months ended April 30, 2015. Our operating expenses for the three months ended April 30, 2016 consisted of $1,506,555 in professional fees, largely a result of 500,000 shares of commons stock valued at $1,490,000 that we issued to our prior officer and director, Nataliya Hearn, under her employment agreement, along with general and administrative expenses of $5,154. Our expenses for the three months ended April 30, 2015 consisted of selling, general and administrative expenses, which included accounting and auditing fees of $12,025, filing fees of $3,043 and legal fees of $1,309.

Operating expenses increased to $2,253,432 for the nine months ended April 30, 2016 from $98,824 for the nine months ended April 30, 2015. Our operating expenses for the nine months ended April 30, 2016 consisted of professional fees of $2,235,052, consisting largely of Dr. Hearn’s shares, as stated above, and shares issued under a Memorandum of Understanding dated October 1, 2015 that were returned, along with general and administrative expenses of $18,380. Our expenses for the nine months ended April 30, 2015 consisted of accounting and auditing fees of $66,187, legal fees of $26,805 and SEC filing fees of $5,505.

We expect that our operating expenses will increase as we undertake our plan of operations, as outlined above.

Other Expenses

We had other expenses of $81,703 for the three months ended April 30, 2016, compared with other expenses of $5,431 for the three months ended April 30, 2015. We had other expenses of $843,871 for the nine months ended April 30, 2016, compared with other expenses of $14,777 for the nine months ended April 30, 2015. Other expenses for the three months ended April 30, 2016 consisted of interest expense of $389,203, offset by a gain on the sale of subsidiary of $307,500. Other expenses for the nine months ended April 30, 2016 consisted of interest expense of $1,151,371 offset by a gain of the sale of subsidiary of $307,500. In comparison, our other expenses for the three and nine months ended April 30, 2015 consisted entirely of interest expense.

Net Loss

Net loss for the three months ended April 30, 2016 was $1,593,412 compared to net loss of $21,808 for the three months ended April 30, 2015. Net loss for the nine months ended April 30, 2016 was $3,097,303 compared to net loss of $113,601 for the nine months ended April 30, 2015.

Liquidity and Capital Resources

As of April 30, 2016, we had current assets of $4,000,250 consisting of our colored diamond inventory. Our total current liabilities as of April 30, 2016 were $1,706,050. We therefore had working capital of $2,294,200 as of April 30, 2016.

Operating activities used $53,736 in cash for the nine months ended April 30, 2016, as compared with $0 for the same period ended 2015. Our net loss of $3,097,303 was the main component of our negative operating cash flow, offset mainly by shares issued for services of $2,187,500, amortization of debt discount of $967,317, and a gain on the sale of subsidiary of $307,500.

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

Off Balance Sheet Arrangements

As of April 30, 2016, there were no off balance sheet arrangements.

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2016, we have an accumulated deficit of $4,908,648. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of April 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending April 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended April 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended April 30, 2016, we issued 750,000 shares valued at $1,800 for the partial conversion of a convertible note payable dated November 1, 2013.

On May 16, 2016, we issued 450,000 shares of common stock for the partial conversion of a convertible note payable dated November 1, 2013.

On May 5, 2016, we issued 414,250 shares of common stock related to various Diamond Purchase Agreements for colored diamonds with stated values of $828,500.

On June 7, 2016, we issued 3,255,749 shares of common stock related to various Diamond Purchase Agreements for colored diamonds with stated values of $8,248,722.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.
Date:	June ,20 2016
By:	/s/ Kashif Khan
Kashif Khan
Title:	President, Chief Executive Officer, and Director

