Form 10-K
period 2016-07-31
Precious Investments, Inc.
filed 2017-03-09
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission file number: 000-55711

Precious Investments, Inc.
(Exact name of registrant as specified in its charter)
Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3425 Laird, Unit 2 Mississauga, Ontario	L5L 5R8
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 416-919-9509
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,560,358

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,262,577 common shares as of February 14, 2017.

1

PART IV
Item 15.	Exhibits, Financial Statement Schedules	23

PART I

Item 1. Business

Company Overview

We are in the business of purchasing and selling colored diamonds and other valuables.

On August 10, 2015, we purchased our first set of colored diamonds from Kashif Khan, our officer and director, with a wholesale value of US$4 Million, in exchange for issuing to him three secured demand convertible promissory notes totaling US$4 Million. On July 15, 2016, however, Khan demanded payment on his convertible notes. Because we had not raised $5 million in debt or equity financing and no portion of the notes had been converted, we elected to return the diamonds to Khan in lieu of payment, as provided for in the notes.

Since our initial purchase of diamonds, we have continued to acquire colored diamonds to build our inventory. At year end, we issued 4,880,215 shares of common stock related to various Diamond Purchase Agreements for colored diamonds with a liquidation value of approximately $1.3 million.

We plan to manage a portfolio of rare colored diamonds that are selected for price potential. Our officer and director, Kashif Khan, has established a worldwide reputation as a purveyor of exquisite, extraordinary fine quality colored diamonds that are sold at competitively reasonable prices. Through Mr. Khan’s reputation and long standing close business ties to the diamond wholesale market, we plan to have direct access to acquiring an unsurpassed collection of the highest investment grade colored diamonds that are released on a wholesale basis to auction houses, investors and jewelry wholesalers and retailers throughout Toronto and Vancouver, Canada. We also intend to move our business into the United States, and thereafter internationally as funds permit and if our growth sustains the effort.

On April 25, 2016, we signed an Acquisition of Shares Agreement (the “Agreement”) with Karrah Inc., an Ontario corporation (“Karrah”), and the sole shareholder of Karrah, Farrah Khan (“Khan”). Khan is the wife of our director, Kashif Khan. Pursuant to the Agreement, we agreed to acquire all of the issued and outstanding shares of stock in Karrah, resulting in a parent subsidiary relationship. In consideration for the acquisition of Karrah, we agreed to issue to Khan a three year promissory note (the “Note”) in the amount of $1,500,000, with interest at 6% per annum and secured by the assets of Karrah.

In addition, we agreed to assume 100% of all account receivables currently outstanding by Karrah as of the date of the Agreement. In exchange for the outstanding receivable, we issued to Khan a three year promissory note (the “AR Note”) in the amount of $293,275.67, with interest at 6% per annum, also secured by the assets of Karrah.

On October 26, 2016, however, we learned that it was not possible to obtain an audit of Karrah that we were required to file with the SEC in connection with the acquisition as a result of the nature of the company’s jewelry inventory. Because we were unable to obtain an audit of Karrah, on October 28, 2016, we have restructured the entire transaction by entering into a Termination and Restructure Agreement. First, we and Khan have mutually agreed to cancel the Agreement to acquire the issue and outstanding shares of stock in Karrah. Second, we agreed to purchase from Karrah its customer list in exchange for a revised promissory note (the “New Note”). The New Note will be in favor of Karrah (and not Khan), valued at $1,500,000 with interest at 6% per annum, and will not be secured by the assets of Karrah. The customer list has been invaluable in establishing our current colored diamond inventory. Third, we have acquired some of the inventory from Karrah, and the value of the New Note reflects that consideration as well. Finally, we will not be acquiring the accounts receivable of Karrah so the AR Note will be terminated.

On December 5, 2016, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cornerstone United Capital, LLC (“Cornerstone”). Pursuant to the Purchase Agreement, we were to acquire from Cornerstone colored diamonds with a wholesale value of $105,000,000 (the “Assets”).

In consideration for the Assets, we issued to Cornerstone and its nominees a total of 214,000,000 shares of our common stock. In addition, Kashif Khan, our prior officer and director, agreed to transfer his 16,000,000 shares of common stock as part of the Purchase Agreement in exchange for 9,457,931 shares of our Series B Preferred Stock.

On December 21, 2016, however, we were informed that Cornerstone could not fulfill its obligations under the Purchase Agreement. As a result, Cornerstone and its nominees are required to return all shares issued under the Purchase Agreement.

We intend to continue to search out and acquire colored diamonds to expand our inventory.

Our fiscal year end is July 31. Our principal offices are located at 3425 Laird, Unit 2, Mississauga, Ontario L5L 5R8. Our phone number is 416-919-9509.

Colored Diamonds

The allure of diamonds is, like gold, they are easily authenticated, eternal lasting and an excellent store of value and safe haven from inflation. Unlike gold or oil, diamonds have exhibited stable pricing and avoided the high price volatility and instability seen in other commodity based stores of value.

Colored diamonds are especially unique as they exist in almost every color, size and price range. Colored diamonds vary from the faintest shade of pastel pink, brown or yellow to the most deep or vivid shade of blue, green or orange.

Colored diamonds can vary in color saturation or strength from very faint to more vivid in color. A slight shift in color strength can make a color diamond significantly more expensive than its counterparts. Only one in every 10,000 diamonds possesses natural color and is referred to as a colored diamond. For this reason, colored diamonds are purchased almost exclusively for the intensity and distribution of the diamond’s color. The value of a colored diamond typically increases with the intensity of the most salient color within the diamond. The more intense the color, the rarer and more valuable the diamond will be.

After color grade, carat weight has the most impact on price for colored diamonds. When diamonds are mined, large gems are discovered much less frequently than small ones. This makes large diamonds much more valuable. Other factors also play into the value of colored diamonds, just as they do in white diamonds, such as clarity, cut, shape and certification.

Our Strategy

Our long-term investment strategy includes:

•  The creation of a world class portfolio of unique color diamonds with high appreciation value, based on factors including closure of major producing mines, world availability and cost per carat.

•  To establish the company as an international branded investment colored diamond and valuables merchant for the acquisitions of investment grade precious stones that are acquired from individuals, mines and estates and sold through private transactions to auction houses, investors and consumers interested in obtaining such precious stones.

•  To identify additional business opportunities where access to capital, expert knowledge of rare and precious stones, and reputation are paramount to success.

•  To sell our valuables to wholesale or retail customers, including outfitted and enhanced merchandise with our colored diamonds.

Keys to Success

Some of the key factors that will help us expand our operations include:

•  Timely accessing capital and debt financing sufficient to support increasing short term and long term capital requirements and to expand opportunities and respond to new business opportunities.

•  Establishing proper risk and internal controls to assure that all inventory assets are assessed correctly, properly secured and safeguarded to assure and protect inventory.

•  Maintaining the highest business integrity such that all sellers and buyers can have comfort that they are being treated fairly and with the utmost of respect, that there is transparency, and that there is a consistency in practices across transactions.

•  Expanding our visibility and access to sellers of colored diamonds and other valuables such that we will be able to secure a sufficient volume of high worth merchandise to support the buyer base and business overhead.

•  Becoming more visible to diamond investors and speculators across Canada and the United States.

•  Developing a state of the art information system, inclusive of inventory database, historical purchase and sale prices, number of days in inventory by item and category, seller and buyer information and locations, demographics, product interests, etc. that will give us an added competitive advantage and improve our internal controls and information technology.

•  Implementing a public relations and marketing program that will introduce and reinforce our branding.

Acquisition of Inventory

Most of our colored diamond inventory comes from local suppliers in the open market. The inventory that we directly maintain is based on projected sales and revenues of our merchandise but ultimately is at the discretion of Mr. Khan, and his experience in the industry. We do not rely on any principal suppliers and do not have any formal contracts with our suppliers. Our business dealing with suppliers are based solely on long-standing personal relationships between them and Mr. Khan. In the event that we are unable to conduct business on satisfactory terms with any of these suppliers, we believe that an extensive number of alternative sources will be available us and that our business can continue without disruption or adverse change in terms of pricing and availability.

Our Marketing Plan

We intend to focus our marketing initiatives to establish distribution partners such as retailers and other wholesalers. We intend to initially focus marketing efforts in Canada and then the U.S. and, upon encountering significant success in these markets, we intend to expand marketing internationally.

Branding will play a critical role in our success. We intend to conduct a marketing and capabilities landscape assessment to understand consumer purchase behaviors and values, assess short and long term socio-cultural and market trends, and analyze the marketplace and competitive landscape. For instance, India and China are currently a hot spot for colored diamonds. We intend to seek out the best targets for our merchandise in terms of demand and market trends.

We intend to develop a website and advertisements for print and online media, and sales materials for retail strategic partners. We intend to maintain a graphics library to be used on all touch points.

We also intend to establish a presence on Google, Yelp, Bing, Yahoo and all other online search engines that are used to search for colored diamonds. We intend to engage in significant SEO marketing efforts to ensure that we have strong results upon natural searches related to colored diamonds and other valuables. We intend to utilize PPC advertising, display advertising, and article marketing. Our future website is expected to display a full catalogue of our merchandise, background information regarding colored diamonds, information about our management team, and contact information. We also intend to maintain a social media presence on Facebook, Twitter, and other social media websites to have an interactive presence.

Our goal is to evolve the brand voice to embody quality, variety, and a strong market position. We are in an enviable position in this ‘space’ whereby we can position the company and develop its identity as a new colored diamond company that provides a direct bridge between independent sellers and auction houses, wholesalers and retailers.

Sales and Distribution

Our colored diamonds are mostly sold to auction houses in Toronto and Vancouver, Canada. We intend to sell to auction houses in the United States as we grow the business.

We sell our other merchandise directly to distributors, retailers and other wholesalers, who then in turn sell the merchandise to consumers through retail stores. Independent retailers that offer our merchandise are not under formal contracts and most sell competing products as well.

Our Team

As of the date of this Annual Report, we had one full-time employee. We use the services of independent consultants and contractors from time to time when needed.

Competition

The valuable gems industry is highly fragmented and competitive. We compete primarily against other specialty gem sellers as well as other wholesalers that sell such merchandise. On a larger scale, the precious gem category competes for customers’ share-of-wallet with other consumer sectors such as electronics, clothing and furniture, as well as travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving, but less so with regard to bridal jewelry (e.g. engagement, wedding, and anniversary). Our competitive strengths are as follows:

•  Our officer and director, Kashif Khan, is highly skilled at purchasing diamonds and has longstanding relationships with wholesale sources for investment grade diamonds through his well-established trade connections.

•  Successful development and growth of branded differentiated and exclusive merchandise.

Government Regulations

We do not require any government approval in order to operate our business. In the event any of our operations or products requires government approval, we will comply with any and all local, state and federal requirements.

Other than federal and state securities laws and common business and tax rules and regulations, we are not subject to any material government regulation. However, there is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business.

In addition, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

Environmental Laws and Regulations

Our operations are not subject to any environmental laws or regulations.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available through the SEC's electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the SEC's home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A: Risk Factors

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have generated only a small amount of revenue from the sale of our colored diamonds. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion dated March 6, 2017, have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our company's plan specifies a minimum amount of $70,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment

Because we are dependent on outside financing for continuation of our operations, the failure to obtain financing will adversely affect our business and its growth.

Because we have generated only a small amount of revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Most of our financing to date has been from the issuance of debt and the sale of equity in our company. Our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in our company could lose their entire investment. The company currently needs about $70,000 for the next twelve months. This money is needed to purchase inventory, to secure necessary human capital and to implement our marketing and distribution plans. If we are unable to raise this capital, we could go out of business.

We paid roughly $11 million in our stock for a diamond inventory worth roughly $1.3 million and unless we are able to grow our cash reserves, we may be forced to purchase colored diamonds with our stock at a premium, which will dilute our common stock.

We paid roughly $11 million in our stock for a diamond inventory worth roughly $1.3 million and unless we are able to grow our cash reserves, we may be forced to purchase colored diamonds with our stock at a premium, which will dilute our common stock. Our ability to grow our inventory is subject to various factors, including the availability of colored diamonds in the market, supply and demand pressures, competition, our ability to finance the acquisition of inventory, among other factors. These factors may prevent us from achieving success on our business plan.

Our future success is dependent on our implementation of our business plan and we have many significant steps still to take.

Our success will depend in large part in our success in achieving several important steps in the implementation of our business plan, including the following: development of customers, implementing order processing and customer service capabilities, and management of business process. If we are not successful, we will not be able to fully implement or expand our business plan.

Because our future revenues are unpredictable, and we expect our operating results to fluctuate from period to period.

Our lack of operating history and the emerging nature of the markets in which we expect to compete make it difficult for us to accurately forecast revenues in any given period. As such, revenues could fall short of our expectations if we experience production delays or difficulties. Likewise, revenues could fall short of expectations should our product not be met with the demand we anticipate from the marketplace. We have limited experience in financial planning for our business on which to base our planned operating expenses.

Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

  Outside market influences beyond our control, including extended periods of decreased demand for colored diamonds and other valuables;
  Our ability to enter into successful strategic relationships;
  Our ability to attract purchasers and/or distributors;
  The amount and timing of operating costs and capital expenditures relating to expansion of production operations;
  The rate at which individuals and organizations accept our diamonds and other valuables in the marketplace;
  An announcement or introduction of new or enhanced diamonds or services by our competitors;
  Our ability to attract and retain qualified personnel; and
  Pricing policies instituted by our current and possible future competitors.

We have generated limited revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise. We are currently generating limited revenues and expect to continue to generate revenue in the future, but there can be no assurances that we will ever generate sufficient revenues to achieve profitability. If we do achieve profitability, there can be no assurances that we can sustain or increase profitability.

We may not be able to increase sales or otherwise successfully operate our business, which could have a significant negative impact on our financial condition.

We believe that the key to our success is to increase our revenues and available cash. We may not have the resources required to promote our business and its potential benefits. If we are unable to gain market acceptance of our business, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.

We may not be able to increase our sales or effectively operate our business. To the extent we are unable to achieve sales growth, we may continue to incur losses. We may not be successful or make progress in the growth and operation of our business. Our current and future expense levels are based on operating plans and estimates of future sales and revenues and are subject to increase as strategies are implemented. Even if our sales grow, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Further, if we substantially increase our operating expenses to increase sales and marketing, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely affected and, if sustained, could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue, our sales could be adversely affected.

Because the diamond and other valuables industry is affected by fluctuations in prices, we could experience increased costs that will affect our bottom line.

The availability and prices of diamonds and other valuable may be influenced by cartels, new or closed mining operations, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on our results of operations or financial condition. A significant change in prices of key commodities could adversely affect our business or reduce operating margins and impact consumer demand if retail prices increased significantly. Additionally, a significant disruption in our supply of diamonds or other valuable commodities could decrease the production and shipping levels of our merchandise, which may materially increase our operating costs and ultimately affect our profit margins.

Due to the international nature of the diamond industry, we bear significant foreign currency risk.

The diamond market is international with pricing generally determined by large participants in the global diamond trading centers and exchanges, which prices may be denominated in foreign currency. Thus if purchases are denominated in foreign currency, thus we will become exposed to foreign currency fluctuations relative to the Canadian or U.S. dollar which may affect our financial results.

Because depend on our ability to identify and respond to fashion trends, if we misjudge these trends, our ability to maintain and gain market share will be affected.

The diamond and valuables industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success may depend on the priority that our target customers place on fashion and our ability to anticipate, identify, and capitalize upon emerging fashion trends. If we misjudge fashion trends or are unable to adjust our merchandise in a timely manner, our net sales may decline or fail to meet expectations and any excess inventory may be sold at lower prices.

Because we have had significant turnover in key management personnel, we may not have the leadership and personnel with expertise to guide us to profitable operations.

We have had significant turnover in our executive officers. Our success depends in part upon our ability to retain the services of certain executive officers and other key employees and on the skills, experience and performance of senior management and certain other key personnel, most of whom have either never worked together or who have worked together for only a short period of time.

We are presently dependent to a great extent upon the experience, abilities and continued services of Kashif Khan, our sole officer and director. For example, as noted elsewhere in this filing, we have no formal contracts with our suppliers and our business dealings with those parties are based solely on long-standing personal relationships between them and Mr. Khan. If he should resign or die we will not have a leader to fill these important roles. If that should occur, until we find another person to serve in those capacities our operations could be suspended as we would not have access to the aforementioned relationships with suppliers. In that event it is possible you could lose most if not all of your entire investment.

The loss of the services of our executive officers or other key employees would have a material adverse effect on our business, operating results and financial condition. Because we are in the early stages of commercialization, we are also dependent on our ability to recruit, retain and motivate personnel with technical, sales and marketing experience. There are a limited number of personnel with these qualifications and competition for such personnel may be intense. Our inability to attract, integrate and retain additional qualified key personnel would materially adversely affect our business, operating results and financial condition.

Because we may not be able to establish effective distribution channels, we may not be able to sell our merchandise

We initially intend to sell our merchandise in selected markets in Canada and the United States. We expect that we will be required to enter into distribution agreements with, and will be dependent upon, a number of third parties for distribution and sales of our merchandise. We are currently selling merchandise directly to customers and have not yet entered into distribution agreements with any distributors. There can be no assurance that we will be able to enter into distribution agreements with distributors or that our distribution strategy will prove to be successful. Additionally, there can be no assurance that distributors will devote the efforts needed for successful distribution of our merchandise. Our inability to enter into favorable arrangements with distributors or to achieve desired distribution of our merchandise would have a material adverse effect on our business, operating results and financial condition.

Our success depends upon achieving a critical mass of customers and strategic relationships.

Our success is largely dependent upon achieving significant market acceptance for our merchandise. The market for our merchandise is at an early stage of development. Our merchandise and brand name may never achieve broad market acceptance, or our existing and potential competitors may offer merchandise that could negatively affect the market acceptance of our inventory and damage our business prospects.

Our success is also dependent upon attracting significant numbers of distributors and strategic relationships in order to market our merchandise. In particular, our ability to enter into beneficial distribution partnerships will depend in large part upon our success in convincing consumers that our inventory is of a desired quality. Failure to achieve and maintain a critical mass of market acceptance will seriously harm our business in the markets in which we participate or intend to participate.

The current and future state of the global economy may curtail our operations and our anticipated revenues.

Our business may be adversely affected by changes in domestic and international economic conditions, including inflation, changes in consumer preferences and changes in consumer spending rates, personal bankruptcy and the ability to collect our accounts receivable. Changes in global economic conditions may adversely affect the demand for our merchandise and make it more difficult to collect accounts receivable, thereby negatively affecting our business, operating results and financial condition. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers.

Natural disasters, armed hostilities, terrorism, labor strikes or public health issues could have a material adverse effect on our business.

Armed hostilities, terrorism, natural disasters, or public health issues, whether in the United States or abroad could cause damage and disruption to our company, our suppliers, our manufacturers, or our customers or could create political or economic instability, any of which could have a material adverse impact on our business. Although it is impossible to predict the consequences of any such events, they could result in a decrease in demand for our product or create delay or inefficiencies in our supply chain by making it difficult or impossible for us to deliver products to our customers, or for our manufacturers to deliver products to us, or suppliers to provide component parts

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The industry in which we operate is highly competitive, and we compete with numerous other companies, many of which are larger and have significantly greater financial, distribution, advertising and marketing resources. Significant increases in these competitive influences could adversely affect our operations through a decrease in the number and dollar volume of sales.

For all of our merchandise, we compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States and Canada. Many of our competitors have the ability to attract customers as a result of their reputation and through their industry connections. Additionally, other reputable companies may decide to enter our markets to compete with us. These companies may have greater name recognition and have greater financial and marketing resources than we do. If these companies are successful in entering the markets in which we participate or if customers choose to go to our competition, we may attract fewer buyers and our revenue could decrease.

If we fail to adequately manage the size of our business, it could have a severe negative effect on our financial results or stock price.

Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant cost reductions or effectively provide for our growth.

Insiders will continue to have substantial control over us and our policies after this offering and will be able to influence corporate matters.

Our officer and director, whose interests may differ from other stockholders, has the ability to exercise significant control over us. Presently, he beneficially owns a majority of our common stock. This shareholder is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.  He could prevent transactions, which would be in the best interests of the other shareholders. The interests of our officer and director may not necessarily be in the best interests of the shareholders in general.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “PNIK” on the OTCPink operated by OTC Markets Group, Inc, an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

  technological innovations or new products and services by us or our competitors;
  government regulation of our products and services;
  the establishment of partnerships with other technology companies;
  intellectual property disputes;
  additions or departures of key personnel;
  sales of our common stock
  our ability to integrate operations, technology, products and services;
  our ability to execute our business plan;
  operating results below expectations;
  loss of any strategic relationship;
  industry developments;
  economic and other external factors; and
  period-to-period fluctuations in our financial results.

Because we are a development stage company with nominal revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our common stock. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

As a new investor, you will experience substantial dilution as a result of future equity issuances.

In the event we are required to raise additional capital it may do so by selling additional shares of common stock thereby dilutin the shares and ownership interests of existing shareholders.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Properties

Our principal offices are located at 3425 Laird, Unit 2, Mississauga, Ontario L5L 5R8. This space is leased by Karrah, Inc. and we are permitted to use a portion for our offices.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “PNIK” on the OTCPink operated by OTC Markets Group, Inc. Currently, there is no trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2016
Quarter Ended	High $	Low $
July 31, 2016	3.30	2.40
April 30, 2016	3.10	2.00
January 31, 2016	3.50	1.70
October 31, 2015	3.67	0.11

Fiscal Year Ending July 31, 2015
Quarter Ended	High $	Low $
July 31, 2015	0.085	0.08
April 30, 2015	0.085	0.081
January 31, 2015	0.081	0.0725
October 31, 2014	0.195	0.071

On March 6, 2017, the last sales price per share of our common stock on the OTCPink was $0.675.

On March 6, 2017, the last sales price per share of our common stock on the OTCPink was $0.675.

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

Holders of Our Common Stock

As of February 14, 2017, we had 35,262,577 shares of our common stock issued and outstanding, held by 181 shareholders of record, other than those held in street name.

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

During the year ended July 31, 2016, we issued 4,980,215 shares of common stock valued related to various Diamond Purchase Agreements.

During the year ended July 31, 2016, we issued 1,000 units consisting of one share and one warrant of stock for $2,000 cash.

During the year ended July 31, 2016, we issued 335,860 shares of common stock for $33,586 cash.

During the year ended July 31, 2016, we issued 1,390,000 shares valued at $3,129 for the conversion of a convertible note payable dated November 1, 2013.

During the year ended July 31, 2016, we issued 1,000,000 shares valued at $2,790,000 for services. The shares were returned during the year.

During the year ended July 31, 2016, we issued 8,100,000 shares valued at $23,919,000 for services.

During the year ended July 31, 2016, we issued 9,666,555 shares valued at $29,799,644 for the non-cash exercise of stock options.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation programs to date. We plan to adopt an incentive plan in the foreseeable future.

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

Results of Operations for the Years Ended July 31, 2016 and 2015

Revenues

We generated of $7,500 for the year ended July 31, 2016, as compared with no revenues for the year ended July 31, 2015. All of our revenues were generated from the sale of our colored diamond inventory. We expect sales to increase in 2017 as we continue to sell our colored diamond inventory.

Our cost of revenues was $10,782,677 for the year ended July 31, 2016. This is attributable to the fair market value of the shares of common stock that we sold to acquire our colored diamonds. We expect that the cost of revenues will decrease in 2017, as we find better deals for our inventory of colored diamonds.

Operating Expenses

Operating expenses increased to $51,755,987 for the year ended July 31, 2016 from $642,263 for the year ended July 31, 2015. Our operating expenses for the year ended July 31, 2016 consisted mainly of the equity expense to compensate our sole officer and director of $49,169,643, equity and cash consideration for professional fees of $2,575,269 and general and administrative expenses of $11,075. Our operating expenses for the year ended July 31, 2015 consisted mainly of general and administrative expenses of $156,013 and executive and director compensation of $486,250.

We expect that our operating expenses will decrease as we do not expect such a large outlay of equity for compensation in 2017, which occurred in 2016.

Other Expenses

We had other expenses of $3,384,006 for the year ended July 31, 2016, compared with other expenses of $18,934 for the year ended July 31, 2015. Other expenses for both periods were mainly a result of interest expenses.

Net Loss

Net loss for the year ended July 31, 2016 was $65,915,170, compared to net loss of $661,197 for the year ended July 31, 2015.

Liquidity and Capital Resources

As of July 31, 2016, we had total current assets of $1,314,976 and total assets in the amount of $1,314,976. Our total current liabilities as of July 31, 2016 were $300,905. We had working capital of $1,014,071 as of July 31, 2016.

Operating activities used $149,355 in cash for the year ended July 31, 2016, as compared with $42,910 for the year ended July 31, 2015. Our net loss of $65,915,170 was the main component of our negative operating cash flow, offset mainly by shares issued for services of $51,626,144.

The company needs about $70,000 for the next twelve months. This money is needed to purchase inventory, to secure necessary human capital and to implement our marketing and distribution plans. If we are unable to raise this capital, we could go out of business

We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of July 31, 2016, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2016, we have an accumulated deficit of $67,359,015. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended July 31, 2016, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of July 31, 2016 and 2015
F-4	Statements of Operations for the years ended July 31, 2016 and 2015
F-5	Statement of Stockholders’ Deficit for the years ended July 31, 2016 and 2015
F-6	Statements of Cash Flows for the years ended July 31, 2016 and 2015
F-7	Notes to Statements

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Precious Investments, Inc.

We have audited the accompanying balance sheets of Precious Investments, Inc. as of July 31, 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended July 31, 2016. Precious Investments, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precious Investments, Inc. as of July 31, 2016, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal revenues, has no cash at July 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 6, 2017

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

ThayerOneal CPAs

/S/ ThayerOneal CPAs

Sugar Land, Texas

November 13, 2015

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	July 31, 2016	July 31, 2015
ASSETS
Inventory	$1,314,976	$—
Total assets	$1,314,976	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$102,037	$151,336
Promissory notes	16,450	16,450
Convertible notes payable	22,701	312,285
Related party payables	159,717	45,949
Total current liabilities	300,905	526,020
Total liabilities	300,905	526,020

Stockholders' equity (deficit)
Preferred stock, par value $.001; 10,000,000 shares authorized; 250,000 and 250,000 issued and outstanding as of April 30, 2016 and July 31, 2015, respectively.	250	250
Common stock; $0.001 par value; 250,000,000 shares authorized; 26,750,924 and 3,377,294 outstanding as of July 31, 2016 and July 31,2015, respectively	26,751	3,377
Additional paid-in capital	68,391,085	959,198
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(67,359,015)	(1,443,845)
Total stockholders' equity (deficit)	1,014,071	(526,020)

Total liabilities and stockholders' equity (deficit)	$1,314,976	$—

 The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the years ended
	July 31, 2016	July 31, 2015

Revenues	$7,500	$—

Cost of revenue	10,782,677	—

Gross profit	(10,775,177)	—

Operating expenses
Executive compensation	49,169,643	486,250
General and administrative expenses	11,075	156,013
Professional fees	2,575,269	—
Total operating expenses	51,755,987	642,263

Loss from operations	(62,531,164)	(642,263)

Other expense
Interest expense	(4,238,149)	(18,934)
Gain on the sale of subsidiary	307,500	—
Gain on the settlement of notes payable	546,643	—
Total other expense	(3,384,006)	(18,934)

Net loss	$(65,915,170)	$(661,197)

Net loss per common share: basic and diluted	$(12.28)	$(0.20)
Basic and diluted weighted average common shares outstanding	5,366,132	3,367,294

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance, July 31, 2014	—	—	2,678,544	2,678	467,129	(45,000)	(782,648)	(357,841)

Stock issued to settle convertible debt	—	—	398,750	399	6,369	—	—	6,768
Shares issued services	—	—	300,000	300	485,700	—	—	486,000
Shares issued services	250	250	—	—	—	—	—	250
Net loss	—	—	—	—	—	—	(661,197)	(661,197)
Balance, July 31, 2015	250,000	250	3,377,294	3,377	959,198	(45,000)	(1,443,845)	(526,020)

Shares issued for cash	—	—	336,860	337	35,249	—	—	35,586
Shares issued for services	—	—	8,100,000	8,100	23,910,900	—	—	23,919,000
Options issued for services	—	—	—	—	29,799,644	—	—	29,799,644
Non cash exercise of stock options	—	—	9,666,555	9,667	(9,667)	—	—	—
Stock issued to settle convertible debt	—	—	1,390,000	1,390	1,739	—	—	3,129
Shares returned for in exchange for Sub	—	—	(1,000,000)	(1,000)	(2,399,000)	—	—	(2,400,000)
Shares issued for diamonds	—	—	4,880,215	4,880	12,092,773	—	—	12,097,653
Beneficial conversion feature	—	—	—	—	4,000,250	—	—	4,000,250
Net loss	—	—	—	—	—	—	(65,915,170)	(65,915,170)
Balance, July 31, 2016	250,000	250	26,750,924	26,751	68,391,085	(45,000)	(67,359,015)	1,014,071

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years ended
	July 31, 2016	July 31, 2015
Cash Flows from Operating Activities
Net loss	$(65,915,170)	$(661,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	51,626,144	486,250
Amortization of debt discount	4,002,933	13,713
Gain on settlement of note payable	(546,643)	—
Gain on the sale of subsidiary	(307,500)	—
Impairment of mining properties	—	50,000

Changes in assets and liabilities
Inventory	10,782,677	—
Accounts payable and accrued expenses	208,204	68,324
Net cash from operating activities	(149,355)	(42,910)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	35,586	—
Advances from related parties	113,768	42,910
Net cash from financing activities	149,355	42,910

Net increase (decrease) in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Non-Cash investing and financing transactions
Issuance of note payables for inventory	$4,000,250	$—
Common stock issued for inventory	$12,097,653
Shares issued to settle convertible debt	$3,378	$6,768

The accompanying notes are an integral part of these audited financial statements

Precious Investments, Inc.

Notes to Audited Financial Statements

July 31, 2016 and 2015

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

Precious Investments, Inc.

Notes to Audited Financial Statements

July 31, 2016 and 2015

Basis of Presentation

Our financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal years ending on July 31, 2016 and 2015. We have summarized our most significant accounting policies.

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

Notes to Audited Financial Statements

July 31, 2016 and 2015

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

Precious Investments, Inc.

Notes to Audited Financial Statements

July 31, 2016 and 2015

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July, 31, 2016, the Company has an accumulated deficit of $67,359,015. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

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

On the date of the sale, Bitgems Assets Management had no assets or liabilities and as such the Company recorded the value of the 1,000,000 shares received of $2,400,000 as a gain on the sale of subsidiary recorded to additional paid in capital. Additionally, the Company recorded the amortization of a previously recorded prepaid expense of $2,092,500 (See note 4) associated with the MOU to the sale price of the subsidiary and netted it against the gain.

During the year ended July 31, 2016, the Company recorded the net gain on the sale of its subsidiary of $307,500.

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

The Company included the value of the 750,000 unearned shares amounting to $2,092,500 as a prepaid expense until such time the milestones are met and the shares are earned.

As of July 31, 2016, no additional milestones were met and as a result of the Transfer agreement (See Note 3) and the return of the previously issued shares, the Company has amortized the balance of the outstanding prepaid of $2,092,500 to the selling price of the subsidiary. As of July 31, 2016 and 2015, the balance of the prepaid expenses is $0.

Precious Investments, Inc.

Notes to Audited Financial Statements

July 31, 2016 and 2015

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of July 31, 2016 and 2015 consisted of the following:

Description	July 31, 2016	July 31, 2015
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

These notes have matured as of July 31, 2016, however they have not been paid. Accordingly, they are due on demand and recorded as current liabilities. Interest expense related to the notes for the six months ended July 31, 2016 and 2015 was $1,979 and $3,246 respectively.

NOTE 6- CONVERTIBLE DEBT

Convertible debt as of July 31, 2016 and July 31, 2015 consisted of the following:

Description	July 31, 2016	July 31, 2015
Convertible note agreement dated January 11, 2007, of up to $1,000,000 bearing interest at 10% per annum, originally scheduled to mature on January 11, 2009. Convertible by Lender at its sole option into units in the capital stock such that for each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. The remaining balance of the beneficial feature conversion applicable to this note at July 31, 2016 and 2015 was zero.	$-	$289,140
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	23,679	27,056
Convertible note agreements (3) dated August 10, 2015, totaling $4,000,000. Maturing on August 9, 2018 or a) within 20 business days of a receipt of written demand from the holder for payment of all of the Notes, provided that i) we have not raised $5 million in debt or equity financing before written demand was tendered or any portion bearing interest at 6% per annum. Principal and accrued interest is convertible at $.247 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes. (See note 9)	-	-

Less: unamortized discount	(978)	(3,910)
Convertible notes, net of discount	22,701	312,285

Precious Investments, Inc.

Notes to Audited Financial Statements

July 31, 2016 and 2015

The Company does not have a copy of the Convertible note agreement dated January 11, 2007. Neither the Note nor the name of the lender are found in our public filings. The Company has taken significant efforts to locate a copy of the Note to no avail. The Company contacted the prior auditor, Dale Matheson Carr-Hilton Labonte LLP, which audited our July 31, 2008 and 2007 financial statements found in our 10KSB for the year ended July 31, 2008. After conducting a search, Dale Matheson informed us that they do not have a copy of the Note. Despite not having a copy of the Note, the material terms of the note were contained in our prior financial statements for the year ended July 31, 2008, and those terms are sufficient for all material purposes to accurately present our current financial statements. The Note matured on January 11, 2009 and the statute of limitations ran on January 11, 2015 and the Company has not received any demand for the payment of the note from the holder. As such, the Company has concluded that it no longer has a legal obligation for the payment of the note and has thus decided to remove the note. During the year ended July 31, 2016, the Company has recorded an gain on the cancellation of the debt in the amount of $316.507.

On July 15, 2016, the holder of the note dated August15, 2015 demanded payment on the Notes. We have not raised $5 million in debt or equity financing and no portion of the Notes have been converted. As such, on July 25, 2016, we elected to return the Assets to Khan in lieu of payment. The interest accrued on the notes through July 25, 2016 amounting to $230,137 was forgiven by Khan and therefore recorded as a gain on settlement of notes payable as of July 31, 2016.

During the year ended July 31, 2016 and 2015, the Company recognized $4,002,933 and $8,800 of debt discount accretion expense on the above notes, respectively. Interest expense related to these notes for the years ended July 31, 2016 and 2015 was $232,986 and $2,552, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $113,768 and $42,910 during the years ended July 31, 2016 and 2015. As of the July 31, 2016 and 2015, there were $159,717 and $45,949 due to related parties, respectively.

NOTE 8 – KARRAH, INC

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

The agreement never closed as it was not possible to obtain an audit of Karrah that the Company was required to file with the SEC in connection with the acquisition as a result of the nature of the company’s jewelry inventory. (See note 13)

Precious Investments, Inc.

Notes to Audited Financial Statements

July 31, 2016 and 2015

NOTE 9 – DIAMOND PURCHASE AGREEMENTS

On August 10, 2015, we entered into a Diamond Purchase Agreement (the “Agreement”) with Kashif Khan (“Khan”), an arm’s length party, who subsequently became the sole office and director. Pursuant to the Agreement, we acquired from Khan colored diamonds (the “Assets”) for three demand secured convertible promissory notes (the “Notes”) in the aggregate principal amount of $4,000,000. The Notes have the following features:

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

Notes to Audited Financial Statements

July 31, 2016 and 2015

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

On July 15, 2016, Khan demanded payment on the Notes. Since, the Company has not raised $5 million in debt or equity financing and no portion of the Notes have been converted, on July 25, 2016, we elected to return the Assets to Khan in lieu of payment. The interest accrued on the notes through July 25, 2016 amounting to $230,137 was forgiven by Khan and therefore recorded as a gain on settlement of notes payable as of July 31, 2016.

During the year ended July 31, 2016, the Company entered into and closed various additional Diamond Purchase Agreements to purchase diamond assets consisting of various colored diamonds with stated values of $11,447,653 for 4,880,215 shares of common stock.

Precious Investments, Inc.

Notes to Audited Financial Statements

July 31, 2016 and 2015

NOTE 10 – STOCK OPTIONS

On July 29, 2016, the Company issued options to purchase 10,000,000 shares of common stock at an exercise price of $0.10 per share to a Mr. Kashif Khan for employment services. The options were valued at $29,799,644 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 1.03%, a dividend yield of 0% and volatility rate of 793.31%. The warrants were fully earned and vested on July 31, 2016.

The following is a summary of stock warrants activity during the year ended July 31, 2016 and 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2015	—	$0.00
Warrants granted and assumed	10,000,000	$0.10
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	10,000,000	$0.10
Balance, July 31, 2016	—	—

NOTE 11 – STOCKHOLDERS’ EQUITY

As of July 31, 2016 and 2015, the Company had 200,000 shares of common stock held in treasury valued at $45,000 that were acquired as part of Stock Repurchase Agreement dated November 13, 2013.

During the year ended July 31, 2016, the Company issued 4,980,215 shares of common stock valued at $12,097,653 related to various Diamond Purchase Agreements.

During the year ended July 31, 2016, the Company issued 1,000 units consisting of one share and one warrant of stock for $2,000 cash.

During the year ended July 31, 2016, the Company issued 335,860 shares of common stock for $33,586 cash.

During the year ended July 31, 2016, the Company issued 1,390,000 shares valued at $3,129 for the conversion of a convertible note payable dated November 1, 2013.

During the year ended July 31, 2016, the Company issued 1,000,000 shares valued at $2,790,000 for services. The shares were returned during the year.

During the year ended July 31, 2016, the Company issued 8,100,000 shares valued at $23,919,000 for services.

During the year ended July 31, 2016, the Company issued 9,666,555 shares valued at $29,799,644 for the non-cash exercise of stock options.

Precious Investments, Inc.

Notes to Audited Financial Statements

July 31, 2016 and 2015

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment agreement

On July 29, 2016, we entered into an employment agreement with Kashif Khan (“Khan”) to be the Chief Executive Officer. Khan’s initial annual Base Salary is $100,000. Khan will also be eligible to earn a Performance Bonus for each complete fiscal year, which will be equal to fifty percent (50%) of his Base Salary for such fiscal year. Kahn was also granted 6,500,000 shares of common stock and 10,000,000 options.

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

NOTE 13 – INCOME TAXES

For the year ended July 31, 2016, the cumulative net operating loss carry-forward from continuing operations is approximately $3,728,083 at July 31, 2016, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$1,267,548	$76,607
Valuation allowance	(1,267,548)	(76,607)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,728,083 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

On October 26, 2016, the Company learned that it was not possible to obtain an audit of Karrah that we were required to file with the SEC in connection with the acquisition as a result of the nature of the company’s jewelry inventory. Because the Company was unable to obtain an audit of Karrah, on October 28, 2016, the Company has restructured the entire transaction by entering into a Termination and Restructure Agreement. First, the Company and Khan have mutually agreed to cancel the Agreement to acquire the issue and outstanding shares of stock in Karrah. Second, the Company agreed to purchase from Karrah its customer list in exchange for a revised promissory note (the “New Note”). The New Note will be in favor of Karrah (and not Khan), valued at $1,500,000 with interest at 6% per annum, and will not be secured by the assets of Karrah. The customer list has been invaluable in establishing our current colored diamond inventory. Third, we have acquired some of the inventory from Karrah, and the value of the New Note reflects that consideration as well. Finally, the Company will not be acquiring the accounts receivable of Karrah so the AR Note will be terminated.

On December 5, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cornerstone United Capital, LLC (“Cornerstone”). Pursuant to the Purchase Agreement, the Company acquired from Cornerstone colored diamonds with a wholesale value of $105,000,000 (the “Assets”). We did not assume any of Cornerstone’s liabilities in the transaction.

In consideration for the Assets, we issued to Cornerstone and its nominees a total of 214,000,000 shares of common stock. In addition, Kashif Khan, our officer and director, agreed to transfer his 16,000,000 shares of common stock as part of the Purchase Agreement in exchange for 9,457,931 shares of our Series B Preferred Stock.

December 21, 2016, the Company was informed that Cornerstone could not fulfill its obligations under the Purchase Agreement. On February 14, 2017, Conerstone and its nominees returned the 214,000,000 shares of common stock issued under the Purchase Agreement to the Company’s treasury.

On December 6, 2016, the Company entered into a one year Consulting Agreement with Karrah, Inc. and Kashif Khan for the team to act as a non-exclusive advisor and sales agent in assisting us in the marketing and sales of our colored diamond inventory on an international basis and domestically.

In exchange for the consulting services, the Company agreed to allow the consultant to retain up to the first $1,500,000 in revenues generated, which shall be used exclusively to pay off that certain promissory note we issued to Karrah, Inc. dated October 28, 2016 in the principal amount of $1,500,000. Following such payment, we have agreed to a revenue share, with our company allotted 95% and the consultant allotted 5% of all gross revenues received solely from the efforts of the consultant in the sale of our diamond inventory. Sales conducted by us will not be subject to a revenue share.

On March 1, 2017, the Company entered into a joint venture agreement (the “JVA”) with Eddeb Management (“Eddeb”). The purpose of the joint venture is to build a fund for the purpose of trading in precious gems, notably, colored diamonds.

The material terms of the JVA for this joint venture are as follows:

▪  the parties will be owners in an already formed Ontario corporation, known as Flawless Funds GP Inc. (the “Joint Venture”), with the Company owning 75% of the Joint Venture and Eddeb owning 25% of the Joint Venture;

▪  the Company and Eddeb will contribute relationships and resources to the Joint Venture;

▪  the Company will primarily be responsible for marketing and managing the fund;

▪  Eddeb will be primarily responsible for fundraising activities;

▪  the Company’s CEO, Kashif Khan, and Abdurrahman Eddeb of Eddeb will manage the day-to-day operations of the Joint Venture as directors; and

▪  the parties agreed that officers may be appointed to delegate the responsibilities of the directors.

In order to acquire a 75% interest in the Joint Venture, the Company agreed to provide two founding partners to the Joint Venture a total of 16 million shares of the Company’s common stock in lieu of a percentage of the Joint Venture. These shares have not yet been issued.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 16, 2016, MNP LLP resigned as our accountant. We have engaged Seale & Beers, Certified Public Accountants as our principal accountants effective August 16, 2016. The decision to change accountants was approved by our board of directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on August 17, 2016.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name, age, and position of our current director and executive officer as of the date of this Annual Report.

Name	Age	Position(s) and Office(s) Held
Kashif Khan	38	Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Kashif Khan, CEO and Director

Mr. Khan was appointed as a member of our Board of Directors on August 10, 2015. He was appointed as CEO on July 29, 2016. He served before then as our COO.

From 2009 to the present, Mr. Khan has been Managing Director, Owner and Auctioneer of Ritchies Auctioneers. Ritchies is auctioneer of fine Canadian art, international art, decorative art, jewelry, wine and other personal property.

Mr. Khan does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

We believe Mr. Khan’s valuable experience in the area of precious gems qualifies him to serve as a director of our company.

Directors

Our bylaws authorize no less than one (1) and more than thirteen (13) directors. We currently have one (1) director.

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

For the fiscal year ending July 31, 2016, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended July 31, 2016 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

  Code of Ethics

  The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees and obtains additional officers and directors.

  Item 11. Executive Compensation

  Summary Compensation Table

  The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2016 and 2015.

  The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kashif Khan, CEO and Director	2016 2015	100,000 0		0 0	19,370,0000	29,799,644 0	0 0	0 0	0 0	0

Nataliya Hearn, Former President, CEO, CFO, and director	2016 2015		0	0 0	1,490,000 0	0 0	0 0	0 0	0 0	0

Ania Wlodarkiewicz, Former President, CEO, CFO, and director	2016 2015	0 0		0 0	0 0	0 0	0 0	0 0	0 0	0 0

David Young, Former Vice President of Mining Operations and director	2016 2015	0 0		0 0	0 0	0 0	0 0	0 0	0 0	0 0

  Narrative to Summery Compensation Table

  On July 29, 2016, we entered into an employment agreement with Kashif Khan (“Khan”) to be our Chief Executive Officer (the

   “Khan Agreement”). The description of the Khan Agreement provided below is qualified in its entirety by reference to the complete terms of the Khan Agreement, a copy of which is attached to our Current Report on Form 8-K filed with the SEC on August 3, 2016 as Exhibit 10.1 and incorporated by reference herein.

  The following is a summary of the material terms of the Khan Agreement.

  •  The term commences on July 29, 2016 and ends on the earlier of (i) Khan’s death or mental or physical disability or incapacity, (ii) Khan’s resignation or (iii) termination by the Company at any time.

  •  Khan’s initial annual Base Salary is $100,000.

  •  Khan will be eligible to earn bonus a Performance Bonus for each complete fiscal year, which will be equal to fifty percent (10%) of his Base Salary for such fiscal year (the “Target Bonus”). The actual amount of the Performance Bonus payable to Khan for any fiscal year may be greater than or less than the Target Bonus for such fiscal year and will be determined by the decision of the board of directors based on the achievement of certain financial and individual performance goals to be established annually by the board of directors.

  •  We will immediately grant to Khan 6,500,000 shares of our common stock.

  •  We will immediately grant to Khan an option to purchase 10,000,000 shares of our common stock with vesting and strike prices set forth in the Khan Agreement.

  •  Khan will have the right to convert any then unpaid compensation to our common stock at a 50% discount to the then market rate of our Common Stock based on the closing price of the prior ten days trading.

  •  Khan will be entitled to participate in our health and welfare benefit programs and vacation and other benefit programs for which other employees of our company are generally eligible, subject to any eligibility requirements of such plans and programs.

  •  Upon termination of Khan’s employment, she may be entitled to receive certain post-termination severance benefits depending upon whether such termination is by the Company without Cause, in relation to a Change of Control, a resignation by Khan for Good Reason, or by reason of Khan’s death or disability (as such terms are defined in the Khan Agreement). In the event the Company terminates Mr. Khan’s employment without Cause or Mr. Khan elects a resignation for Good Reason, Khan shall be entitled to receive as severance his Base Salary for a period equal to the number of complete months she has worked for the Company, up to a maximum of three (3) months.

  On July 29, 2016, we issued to Khan 16,166,555 shares of our common stock from a stock grant and option exercise in connection with his employment agreement.

  On February 17, 2016, we entered into an employment agreement (the “Hearn Agreement”) effective November 1, 2014 with our former officer and director, Nataliya Hearn (“Hearn”).

  The following is a summary of the material terms of the Hearn Agreement.

  •  The term commences on November 1, 2014 and ends twelve (12) months after that date, with automatic renewal thereafter.

  •  Hearn’s compensation will be 100,000 shares of the Company's Common Stock, issued each quarter of her service with the Company.

  On February 17, 2016 we issued a company controlled by Hearn 500,000 shares of our Common Stock as required in the Hearn Agreement for the five quarters of compensation.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The following table sets forth, as of February 14, 2017, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 3425 Laird, Unit 2, Mississauga, Ontario L5L 5R8.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Kashif Khan(3)	16,166,555	46%	0	0%
All Directors and Executive Officers as a Group (1 person)	16,166,555	46%	0	0%
5% Holders
Realty Capital Management(4) Blienham Trust PO Box 3483 Road Town, Tortola, British Virgin Islands	10,984,833	24%	0	0%
John Figliolini (5) 12862 Riverside Drive East Windsor, ON N8N1A8 Canada	2,598,933	7%	0	0%
Torey Jean Gault 12862 riverside Dr. East Windsoe, ON N8N1A8 (6)	2,961,444	8%	0	0%

  * less than one percent

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 35,262,577 shares of common stock as of February 14, 2017. The percent of class of Series A Preferred Stock is based on 0 shares of common stock as of February 14, 2017.

(3)	Includes 16,166,555 shares of common stock held in KBH International Ltd., in which Mr. Khan has sole voting and dispositive power.

(4)	Julius Csurgo is the beneficial owner of the shares held by Realty Capital Management. Represents 1,367,500 shares of common stock and principal and accrued interest of $21,639 under a convertible note that is convertible into 9,617,333 shares of our common stock.

(5)	John Figliolini is the beneficial owner of the shares held by Helena Growth Capital Ltd. and Saint James Capital Management. Represents 1,014,343 shares of common stock in Helena Growth Capital Ltd., 410,812 shares of common stock held in Saint James Capital Management and principal and accrued interest of $2,641 under a convertible note that is convertible into 1,173,778 shares of our common stock.
(6)	Represents 2,069,444 shares of common stock in her name and principal and accrued interest of $2,230 under a convertible note that is convertible into 892,000 shares of our common stock.

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

  We entered into three convertible note agreements dated November 1, 2013, totaling $45,000. These notes matured on November 30, 2015 and bear interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The principal and accrued interest under the notes belong to the following:

Holder	Remaining Principal and Accrued Interest
Realty Capital Management (Julius Csurgo)	$21,639
Helena Growth Capital Ltd. (John Figliolini)	$2,641
Torey Jean Gault	$2,230

  Karrah, Inc. has paid certain of our expenses. The sole owner of Karrah, Inc. is the wife of Kashif Khan, our officer and director. Karrah advanced $113,768 and $42,910 during the years ended July 31, 2016 and 2015.

  On March 28, 2016, we signed a letter of intent with Karrah. Pursuant to the letter of intent, the parties set forth their understandings in contemplation of an acquisition of all of the issued and outstanding shares of stock in Karrah, resulting in a parent subsidiary relationship.

  On October 26, 2016, we learned that it was not possible to obtain an audit of Karrah that we were required to file with the SEC in connection with the acquisition as a result of the nature of the company’s jewelry inventory. Because we were unable to obtain an audit of Karrah, on October 28, 2016, we have restructured the entire transaction by entering into a Termination and Restructure Agreement. First, we and Karrah have mutually agreed to cancel the Agreement to acquire the issue and outstanding shares of stock in Karrah. Second, we agreed to purchase from Karrah its customer list in exchange for a revised promissory note (the “New Note”). The New Note will be in favor of Karrah valued at $1,500,000 with interest at 6% per annum, and will not be secured by the assets of Karrah. The customer list has been invaluable in establishing our current colored diamond inventory. Third, we have acquired some of the inventory from Karrah, and the value of the New Note reflects that consideration as well.

  On August 10 2015, we entered into a Diamond Purchase Agreement (the “Agreement”) with Kashif Khan (“Khan”). Pursuant to the Agreement, we acquired from Khan colored diamonds with a wholesale value of $4,000,000 (the “Assets”). We did not assume any of Khan’s liabilities in the transaction. Pursuant to the Agreement, we acquired from Khan the Assets for three demand secured convertible promissory notes (the “Notes”) in the aggregate principal amount of $4,000,000.

  On July 15, 2016, Khan demanded payment on the Notes. We have not raised $5 million in debt or equity financing and no portion of the Notes have been converted. As such, on July 25, 2016, we elected to return the Assets to Khan in lieu of payment.

  Item 14. Principal Accounting Fees and Services

  Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$20,000	$0	$0	$0
2015	$18,595	$0	$0	$0

  PART IV

  Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

  The following financial statements and schedules listed below are included in this Form 10-K.

  Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Precious Investments, Inc.

By:	/s/ Kashif Khan
Kashif Khan President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 9, 2017

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kashif Khan
Kashif Khan
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 9, 2017

