Form 10-Q
period 2016-10-31
Precious Investments, Inc.
filed 2017-05-08
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016

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

416-919-9509
(Registrant’s telephone number)
________________________________________________________________
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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,262,577 common shares as of April 25, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Interim Balance Sheets as of October 31, 2016 (unaudited) and July 31, 2016;
F-2	Condensed Interim Statements of Operations and Comprehensive Loss for the three months ended October 31, 2016 and 2015 (unaudited);
F-3	Condensed Interim Statements of Cash Flows for the three months ended October 31, 2016 and 2015 (unaudited); and
F-4	Notes to Condensed Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

PRECIOUS INVESTMENTS, INC.

BALANCE SHEETS

	October 31, 2016	July 31, 2016
ASSETS
Inventory	$1,051,340	$1,314,976
Accounts receivable	94,500	—
Total current assets	1,145,840	1,314,976
Total assets	$1,145,840	$1,314,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$142,149	$102,037
Promissory notes	16,450	16,450
Convertible notes payable	20,203	22,701
Related party payables	273,527	159,717
Total current liabilities	452,329	300,905

Promissory notes - related party	946,100	—

Total liabilities	1,398,429	300,905

Stockholders' equity
Preferred stock, par value $.001; 10,000,000 shares authorized; 250,000 and 250,000 issued and outstanding as of October 31, 2016 and July 31, 2016, respectively.	250	250
Common stock; $0.001 par value; 250,000,000 shares authorized; 29,489,477 and 26,750,924 outstanding as of October 31, 2016 and July 31,2016, respectively	29,490	26,751
Additional paid-in capital	71,803,189	68,391,085
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(72,040,518)	(67,359,015)
Total stockholders' equity	(252,589)	1,014,071

Total liabilities and stockholders' equity	$1,145,840	$1,314,976

The accompanying notes are an integral part of these unaudited financial statements

PRECIOUS INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

	For The Three Months Ended
	October 31, 2016	October 31, 2015

Revenues	$668,566	$—

Cost of revenue	3,675,004	—

Gross profit	(3,006,438)	—

Operating expenses
Executive compensation	25,000	—
General and administrative expenses	53,687	4,957
Professional fees	80,288	10,252
Total operating expenses	158,975	15,209

Loss from operations	(3,165,413)	(15,209)

Other expense
Interest expense	(16,090)	(364,286)
Loss on assest purchase	(1,500,000)	—
Total other expense	(1,516,090)	(364,286)

Net loss	$(4,681,503)	$(379,495)

Net loss per common share: basic and diluted	$(0.17)	$(0.11)
Basic and diluted weighted average common shares outstanding	27,245,429	3,377,761

The accompanying notes are an integral part of these unaudited financial statements

PRECIOUS INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	October 31, 2016	October 31, 2015
Cash Flows from Operating Activities
Net loss	$(4,681,503)	$(379,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	978	302,477
Loss on assest purchase	1,500,000	—

Changes in assets and liabilities
Accounts receivable	(94,500)	—
Accounts payable and accrued expenses	40,112	70,061
Inventory	3,675,003	—
Net cash from operating activities	440,090	(6,957)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	—	2,000
Advances from related parties	113,810	4,957
Payments on Loans Payable	(553,900)	—
Net cash from financing activities	(440,090)	6,957

Net increase (decrease) in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Non-Cash investing and financing transactions
Issuance of note payables for inventory	$—	$4,000,250
Issuance of Common Stock for Inventory	$3,411,368
Issuance of note payable for intangible assets	$1,500,000
Shares issued to settle convertible debt	$3,476	$—

The accompanying notes are an integral part of these unaudited financial statements

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2016

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

Basis of Presentation

The condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal period ended on October31, 2016. We have summarized our most significant accounting policies.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2016

NOTE 1 – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended July 31, 2016. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

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

Inventories

Inventory consist of loose colored precious stones and is stated at the lower of cost or net realizable value. The Company writes-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future sales. The charge related to inventory write-downs is recorded as a cost of revenue.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2016

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2016, the Company has an accumulated deficit of $72,040,518. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

 NOTE 3 – PROMISSORY NOTES

Promissory notes payable as of October 31, 2016 and July 31, 2016 consisted of the following:

Description	October 31, 2016	July 31, 2016
* Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
* Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
* Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
* Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

*These notes have matured as of April 30, 2016, however have not been paid.

Interest expense related to the notes for the three months ended October 31, 2016 and 2015 was $498 and $498 respectively.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2016

NOTE 4- CONVERTIBLE DEBT

Convertible debt as of October 31, 2016 and July 31, 2016 consisted of the following:

Description	October 31, 2016	July 31, 2016
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	20,203	23,679
Convertible note agreements (3) dated August 10, 2015, totaling $4,000,000. Maturing on August 9, 2018 bearing interest at 6% per annum. Principal and accrued interest is convertible at $.247 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes. (See note 6)	-	-

Less: unamortized discount	-	(978)
Convertible notes, net of discount	20,203	22,701

During the three months ended October 31, 2016 and 2015, the Company recognized $978 and $302,477 of accretion expense on the above notes, respectively. Interest expense related to these notes for the three months ended October 31, 2016 and 2015 was $611 and $61,312, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $113,810 and $4,957 during the three months ended October 31, 2016 and 2015, respectively. As of October 31, 2016 and July 31, 2016, there were $273,527 and $159,717 due to related parties, respectively.

ASSET PURCHASE AGREEMENT

On March 28, 2016, the Company signed a letter of intent (the “LOI”) with Karrah Inc., an Ontario corporation (“Karrah”), and the sole shareholder of Karrah, Farrah Khan (“Khan”). Khan is the wife of the Company’s officer and director, Kashif Khan. Pursuant to the LOI, the parties set forth their understandings in contemplation of an acquisition from Khan of all of the issued and outstanding shares of stock in Karrah, resulting in a parent subsidiary relationship. In consideration for the acquisition of Karrah, the Company planned to issue to Khan a three year promissory note (the “Note”) for $1,500,000, with interest at 6% per annum. Interest would have been payable at maturity or from time to time at the Company’s sole discretion. The Company had the right to prepay the Note and it would have been secured by the assets of Karrah.

On October 26, 2016, the Company learned that it was not possible to obtain an audit of Karrah. As such on October 28, 2016, the Company restructured the entire transaction by entering into a Termination and Restructure Agreement.

As part of the Termination and Restructure Agreement, the Company and Khan mutually agreed to cancel the Agreement to acquire the issue and outstanding shares of stock in Karrah. Second, the Company agreed to purchase from Karrah its customer list in exchange for a revised promissory note. The New Note will be in favor of Karrah, valued at $1,500,000 with interest at 6% per annum, and will not be secured by the assets of Karrah. During the three months ending October 31, 2016, the Company recognized of $14,003 of interest expense and had a balance of $946,100 as of October 31, 2016.

Because the entities were under common control at the time of the acquisition the customer list was transferred to the Company at the transferors historical basis of $0. The excess of the consideration paid and the carryover basis was recorded as a loss on asset purchase for the three months ended October 31, 2016.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2016

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three months ended October 31, 2016, the Company issued 1,193,691 shares of common stock valued at $3,411,368 related to various Diamond Purchase Agreements.

During the three months ended October 31, 2016, the Company issued 1,544,862 shares valued at $3,476 for the conversion of a convertible note payable dated November 1, 2013.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

 NOTE 8 – SUBSEQUENT EVENTS

On December 6, 2016, the Company entered into a one year Consulting Agreement with Karrah, Inc. and Kashif Khan for the team to act as a non-exclusive advisor and sales agent in assisting the Company in the marketing and sales of the Company’s colored diamond inventory on an international basis and domestically.

In exchange for the consulting services, the Company agreed to allow the consultant to retain up to the first $1,500,000 in revenues generated, which shall be used exclusively to pay off that certain promissory note we issued to Karrah, Inc. dated October 28, 2016 in the principal amount of $1,500,000. Following such payment, The Company has agreed to a revenue share, with the consultant allotted 5% of all gross revenues received solely from the efforts of the consultant in the sale of our diamond inventory. Sales conducted by the Company will not be subject to a revenue share.

On March 1, 2017, the Company entered into a joint venture agreement with Eddeb Management (“Eddeb”). The purpose of the joint venture is to build a fund for the purpose of trading in precious gems, notably, colored diamonds.

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

We recently entered into a joint venture agreement (the “JVA”) with Eddeb Management (“Eddeb”). The purpose of the joint venture is to build a fund for the purpose of trading in precious gems, notably, colored diamonds. The fund is called Flawless Funds GP Inc., an Ontario corporation (the “Joint Venture”), and we own 75% of the Joint Venture and Eddeb owns the remaining 25% of the Joint Venture. We entered into the JVA with Eddeb to provide us a valued partner in order to expand our business and funds available for trading in colored diamonds.

Our fiscal year end is July 31. Our principal offices are located at 3425 Laird, Unit 2 Mississauga, Ontario L5L 5R8. Our phone number is 416-919-9509.

Results of Operation for Three Months Ended October 31, 2016 and 2015

Revenues

We generated of $668,566 for the three months ended October 31, 2016, as compared with no revenues for same period ended 2015. All of our revenues were generated from the sale of our colored diamond inventory. We expect sales to increase in 2017 as we continue to sell our colored diamond inventory.

Our cost of revenues was $3,675,004 for the three months ended October 31, 2016. This is attributable to the fair market value of the shares of common stock that we sold to acquire our colored diamonds. We expect that the cost of revenues will decrease in 2017, as we find better deals for our inventory of colored diamonds.

Operating Expenses

Operating expenses increased to $158,975 for the three months ended October 31, 2016 from $15,209 for the three months ended October 31, 2015. Our operating expenses for the three months ended October 31, 2016 consisted of professional fees of $80,288, general and administrative expenses of $53,687 and executive compensation of $25,000. Our expenses for the three months ended October 31, 2015 consisted mainly of professional fees of $10,252 and general and administrative expenses of $4,957.

We expect that our operating expenses will likely increase in future quarters as we ramp up operations in the purchase and sale of colored diamonds.

Other Expenses

We had other expenses of $1,516,090 for the three months ended October 31, 2016, compared with other expenses of $364,286 for the three months ended October 31, 2015. Other expenses for the three months ended October 31, 2016 consisted of the loss on the purchase of assets of $1,500,000 along with interest expense of $16,090. In comparison, our other expenses for the three months ended October 31, 2015 consisted entirely of interest expense.

Net Loss

Net loss for the three months ended October 31, 2016 was $4,681,503 compared to net loss of $379,495 for the three months ended October 31, 2015.

Liquidity and Capital Resources

As of October 31, 2016, we had current assets of $1,145,840 consisting of our colored diamond inventory and accounts receivable. Our total current liabilities as of October 31, 2016 were $452,329. We therefore had working capital of $693,511 as of October 31, 2016.

Operating activities provided $440,090 in cash for the three months ended October 31, 2016, as compared with cash used of $6,957 for the same period ended 2015. Our positive operating cash flow for the three month ended October 31, 2016 was mainly the result of an increase in inventory and the loss on assets we purchased, offset mainly by our net loss for the quarter. Our negative operating cash flow for the three month ended October 31, 2015 was mainly the result of our net loss for the quarter, offset mainly by an amortization of debt discount.

Financing activities used $440,090 for the three months ended October 31, 2016, as compared with cash provided of $6,957 for the same period ended 2015. Our negative financing cash flow for the three months ended October 31, 2016 was mainly the result of payments on loans payable, offset up advances from related parties. Our positive financing cash flow for the three months ended October 31, 2015 was the result of advances from related parties and proceeds from the sale of our common stock.

We intend to fund operations through sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of October 31, 2016, there were no off balance sheet arrangements.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2016, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Going Concern

As of October 31, 2016, we had an accumulated deficit of $72,040,518. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of October 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending October 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2016, we issued 1,193,691 shares of common stock valued at $3,411,368 related to various Diamond Purchase Agreements.

During the year ended October 31, 2016, we issued 1,544,862 shares valued at $3,476 for the conversion of a convertible note payable dated November 1, 2013.

Subsequent to the reporting period, we issued 16,000 shares of common stock in connection with a joint venture with Eddeb Management to two founding partners in the deal in order to increase our percentage of the joint venture.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.
Date:	May 8, 2017
By:	/s/ Kashif Khan
Kashif Khan
Title:	President, Chief Executive Officer, and Director

