Form 10-Q
period 2017-01-31
Precious Investments, Inc.
filed 2017-05-23
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

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

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Interim Balance Sheets as of January 31, 2017 (unaudited) and July 31, 2016;
F-2	Condensed Interim Statements of Operations and Comprehensive Loss for the three and six months ended January 31, 2017 and 2016 (unaudited);
F-3	Condensed Interim Statements of Cash Flows for the three and six months ended January 31, 2017 and 2016 (unaudited); and
F-4	Notes to Condensed Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

PRECIOUS INVESTMENTS, INC.

BALANCE SHEETS

	January 31, 2017	July 31, 2016
ASSETS
Inventory	$901,980	$1,314,976
Accounts receivable	94,500	—
Total current assets	996,480	1,314,976
Total assets	$996,480	$1,314,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$176,909	$102,037
Promissory notes	16,450	16,450
Convertible notes payable	9,448	22,701
Related party payables	316,990	159,717
Total current liabilities	519,797	300,905

Promissory notes - related party	770,740	—

Total liabilities	1,290,537	300,905

Stockholders' (deficit) equity
Preferred stock, par value $.001; 10,000,000 shares authorized; 250,000 and 250,000 issued and outstanding as of January 31, 2017 and July 31, 2016, respectively.	250	250
Common stock; $0.001 par value; 250,000,000 shares authorized; 34,373,114 and 3,377,294 outstanding as of January 31, 2017 and July 31,2016, respectively	34,373	26,751
Additional paid-in capital	71,971,052	68,391,085
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(72,254,732)	(67,359,015)
Total stockholders' (deficit) equity	(294,057)	1,014,071

Total liabilities and stockholders' (deficit) equity	$996,480	$1,314,976

The accompanying notes are an integral part of these unaudited financial statements

PRECIOUS INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016

Revenues	$175,360	$—	$843,926	$—

Cost of revenue	311,351	—	3,986,355	—

Gross profit	(135,991)	—	(3,142,429)	—

Operating expenses
Executive compensation	25,000	—	50,000	—
General and administrative expenses	29,192	8,269	62,713	13,226
Professional fees	34,438	718,245	114,726	728,497
Total operating expenses	88,630	726,514	227,439	741,723

Loss from operations	(224,621)	(726,514)	(3,369,868)	(741,723)

Other expense
Interest expense	(9,759)	(397,882)	(25,849)	(762,168)
Loss on assest purchase	—	—	(1,500,000)	—
Total other expense	(9,759)	(397,882)	(1,525,849)	(762,168)

Net loss	$(234,380)	$(1,124,396)	$(4,895,717)	$(1,503,891)

Net loss per common share: basic and diluted	$(0.01)	$(0.24)	$(0.16)	$(0.37)
Basic and diluted weighted average common shares outstanding	29,473,003	4,738,353	30,266,240	4,029,818

The accompanying notes are an integral part of these unaudited financial statements

PRECIOUS INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	January 31, 2017	January 31, 2016
Cash Flows from Operating Activities
Net loss	$(4,895,717)	$(1,503,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	978	638,300
Loss on assest purchase	1,500,000	—
Shares issued for service	—	697,500

Changes in assets and liabilities
Accounts receivable	(94,500)	126,670
Accounts payable and accrued expenses	74,872	—
Inventory	3,986,354	—
Net cash from operating activities	571,987	(41,421)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	—	35,586
Advances from related parties	157,273	5,835
Payments on Loans Payable	(729,260)	—
Net cash from financing activities	(571,987)	41,421

Net increase (decrease) in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Non-Cash investing and financing transactions
Issuance of note payables for inventory	$—	$4,000,250
Issuance of common stock for inventory	$3,573,359
Issuance of note payable for intangible assets	$1,500,000
Shares issued to settle convertible debt	$14,231	$1,125
Issuance of common stock for prepaid expenses	$—	$2,092,500
Decrease in discount on convertible notes due to conversion	$—	$195

The accompanying notes are an integral part of these unaudited financial statements

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2017

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

Basis of Presentation

The condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal period ended on January 31, 2017. We have summarized our most significant accounting policies.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2017

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

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2017, the Company has an accumulated deficit of $72,254,732. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – PROMISSORY NOTES

Promissory notes payable as of January 31, 2017 and July 31, 2016 consisted of the following:

Description	January 31, 2017	July 31, 2016
* Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
* Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
* Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
* Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

*These notes have matured as of April 30, 2016, however have not been paid.

Interest expense related to the notes for the six months ended January 31, 2017 and 2016 was $995 and $926 and respectively

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2017

NOTE 4- CONVERTIBLE DEBT

Convertible debt as of January 31, 2017 and July 31, 2016 consisted of the following:

Description	January 31, 2017	July 31, 2016
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	9,448	23,679
Convertible note agreements (3) dated August 10, 2015, totaling $4,000,000. Maturing on August 9, 2018 bearing interest at 6% per annum. Principal and accrued interest is convertible at $.247 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes. (See note 6)	-	-

Less: unamortized discount	-	(978)
Convertible notes, net of discount	9,448	22,701

During the six months ended January 31, 2017 and 2016, the Company recognized $978 and $640,844 of accretion expense on the above notes, respectively. Interest expense related to these notes for the six months ended January 31, 2017 and 2016 was $1,106 and $120,398, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $168,032 and $5,835 during the six months ended January 31, 2017 and 2016, respectively. As of January 31, 2017 and July 31, 2016, there were $316,990 and $159,717 due to related parties, respectively.

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

As part of the Termination and Restructure Agreement, the Company and Khan mutually agreed to cancel the Agreement to acquire the issue and outstanding shares of stock in Karrah. Second, the Company agreed to purchase from Karrah its customer list in exchange for a revised promissory note. The New Note will be in favor of Karrah, valued at $1,500,000 with interest at 6% per annum, and will not be secured by the assets of Karrah. During the three months ending January 31, 2017, the Company recognized of $22,702 of interest expense and had a balance of $770,740 as of January 31, 2017.

Because the entities were under common control at the time of the acquisition the customer list was transferred to the Company at the transferors historical basis of $0. The excess of the consideration paid and the carryover basis was recorded as a loss on asset purchase for the three months ended January 31, 2017.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2017

CONSULTING AGREEMENT

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

During the six months ended January 31, 2017, the Consultant retained $729,260 in Company sales in payment of the above mentioned note payable.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the six months ended January 31, 2017, the Company issued 1,277,191 shares of common stock valued at $3,573,358 related to various Diamond Purchase Agreements.

During the six months ended January 31, 2017, the Company issued 6,244,999 shares valued at $14,231 for the conversion of a convertible note payable dated November 1, 2013.

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

Results of Operation for Three and Six Months Ended January 31, 2017 and 2016

Revenues

We generated of $175,360 for the three months ended January 31, 2017, as compared with no revenues for same period ended 2016. We generated of $843,926 for the six months ended January 31, 2017, as compared with no revenues for same period ended 2016. All of our revenues were generated from the sale of our colored diamond inventory. We expect sales to increase in 2017 as we continue to sell our colored diamond inventory.

Our cost of revenues was $311,351 for the three months ended January 31, 2017. Our cost of revenues was $3,986,355 for the six months ended January 31, 2017. This is attributable to the fair market value of the shares of common stock that we sold to acquire our colored diamonds. We expect that the cost of revenues will decrease in 2017, as we find better deals for our inventory of colored diamonds.

Operating Expenses

Operating expenses increased to $88,630 for the three months ended January 31, 2017 from $726,514 for the three months ended January 31, 2016. Our operating expenses for the three months ended January 31, 2017 consisted of professional fees of $34,438, general and administrative expenses of $29,192 and executive compensation of $25,000. Our operating expenses for the three months ended January 31, 2016 consisted mainly of professional fees of $718,245 and general and administrative expenses of $8,269.

Operating expenses increased to $227,439 for the six months ended January 31, 2017 from $741,723 for the six months ended January 31, 2016. Our operating expenses for the six months ended January 31, 2017 consisted of professional fees of $114,726, general and administrative expenses of $62,713 and executive compensation of $50,000. Our operating expenses for the six months ended January 31, 2016 consisted mainly of professional fees of $728,497 and general and administrative expenses of $13,226.

We expect that our operating expenses will likely increase in future quarters as we ramp up operations in the purchase and sale of colored diamonds.

Other Expenses

We had other expenses of $9,759 for the three months ended January 31, 2017, compared with other expenses of $397,882 for the three months ended January 31, 2016. Other expenses for the three months ended January 31, 2017 and 2016 consisted entirely of interest expenses.

We had other expenses of $1,525,849 for the six months ended January 31, 2017, compared with other expenses of $762,168 for the six months ended January 31, 2016. Other expenses for the six months ended January 31, 2017 consisted of the loss on the purchase of assets of $1,500,000 along with interest expense of $25,849. In comparison, our other expenses for the six months ended January 31, 2016 consisted entirely of interest expense.

Net Loss

Net loss for the three months ended January 31, 2017 was $234,380 compared to net loss of $1,124,396 for the three months ended January 31, 2016. Net loss for the six months ended January 31, 2017 was $4,895,717 compared to net loss of $1,503,891 for the six months ended January 31, 2016.

Liquidity and Capital Resources

As of January 31, 2017, we had current assets of $996,480 consisting of our colored diamond inventory and accounts receivable. Our total current liabilities as of January 31, 2017 were $519,797. We therefore had working capital of $476,683 as of January 31, 2017.

Operating activities provided $571,987 in cash for the six months ended January 31, 2017, as compared with cash used of $41,421 for the same period ended 2016. Our positive operating cash flow for the six month ended January 31, 2017 was mainly the result of an increase in inventory and the loss on assets we purchased, offset mainly by our net loss for the quarter. Our negative operating cash flow for the six months ended January 31, 2016 was mainly the result of our net loss for the quarter, offset mainly by an amortization of debt discount and shares issued for services.

Financing activities used $571,987 for the six months ended January 31, 2017, as compared with cash provided of $41,421 for the same period ended 2016. Our negative financing cash flow for the six months ended January 31, 2017 was mainly the result of payments on loans payable, offset up advances from related parties. Our positive financing cash flow for the six months ended January 31, 2016 was the result of advances from related parties and proceeds from the sale of our common stock.

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

Off Balance Sheet Arrangements

As of January 31, 2017, there were no off balance sheet arrangements.

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

Going Concern

As of January 31, 2017, we had an accumulated deficit of $72,254,732. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of January 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending January 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended January 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended January 31, 2017, we issued 1,277,191 shares of common stock valued at $3,573,358 related to various Diamond Purchase Agreements.

During the six months ended January 31, 2017, we issued 6,244,999 shares valued at $14,231 for the conversion of a convertible note payable dated November 1, 2013.

Subsequent to the reporting period, we issued 16,000,000 shares of common stock in connection with a joint venture with Eddeb Management to two founding partners in the deal in order to increase our percentage of the joint venture.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.
Date:	May 23, 2017
By:	/s/ Kashif Khan
Kashif Khan
Title:	President, Chief Executive Officer, and Director

