Form 10-Q
period 2017-04-30
Precious Investments, Inc.
filed 2017-07-06
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,262,577 common shares as of July 6, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Interim Balance Sheets as of April 30, 2017 (unaudited) and July 31, 2016;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine months ended April 30, 2017 and 2016 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the three and nine months ended April 30, 2017 and 2016 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2017	July 31, 2016
ASSETS
Inventory	$847,980	$1,314,976
Accounts receivable	116,117	-
Total current assets	964,097	1,314,976
Total assets	$964,097	$1,314,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$260,072	$102,037
Promissory notes	16,450	16,450
Convertible notes payable	9,448	22,701
Related party payables	421,857	159,717
Total current liabilities	707,827	300,905

Promissory notes - related party	583,634	-

Total liabilities	1,291,461	300,905

Stockholders' (deficit) equity
Preferred stock, par value $.001; 10,000,000 shares authorized; 250,000 and 250,000 issued and outstanding as of April 30, 2017 and July 31, 2016, respectively.	250	250
Common stock; $0.001 par value; 250,000,000 shares authorized; 50,373,114 and 26,750,924 outstanding as of April 30, 2017 and July 31,2016, respectively	50,373	26,751
Additional paid-in capital	80,755,052	68,391,085
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(81,108,880)	(67,359,015)
Noncontrolling interest	20,841	-
Total stockholders' (deficit) equity	(327,364)	1,014,071

Total liabilities and stockholders' (deficit) equity	$964,097	$1,314,976

The accompanying notes are an integral part of these unaudited financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Revenues	$178,940	$—	$1,022,866	$—

Cost of revenue	54,000	—	4,040,355	—

Gross profit	124,940	—	(3,017,489)	—

Operating expenses
Executive compensation	25,000	—	75,000	—
General and administrative expenses	9	5,154	62,722	18,380
Professional fees	128,800	1,506,555	243,526	2,235,052
Total operating expenses	153,809	1,511,709	381,248	2,253,432

Loss from operations	(28,869)	(1,511,709)	(3,398,737)	(2,253,432)

Other expense
Interest expense	(4,438)	(389,203)	(30,287)	(1,151,371)
Loss on asset purchase	—	307,500	(1,500,000)	307,500
Loss on acquisiton of Flawless Fund	(8,800,000)	—	(8,800,000)	—
Total other expense	(8,804,438)	(81,703)	(10,330,287)	(843,871)

Net loss	(8,833,307)	(1,593,412)	(13,729,024)	(3,097,303)

Net loss attributable to noncontrolling interest	20,841	—	20,841	—

Net loss Attributable to Company	$(8,854,148)	$(1,593,412)	$(13,749,865)	$(3,097,303)

Net loss per common share: basic and diluted	$(0.24)	$(0.31)	$(0.39)	$(0.70)
Basic and diluted weighted average common shares outstanding	36,350,642	5,111,376	34,893,713	4,404,038

The accompanying notes are an integral part of these unaudited financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	April 30, 2017	April 30, 2016
Cash Flows from Operating Activities
Net loss	$(13,749,865)	$(3,097,303)
Net loss attributable to noncontrolling interest	20,841	—
Net loss attributable to the Company	(13,729,024)	(3,097,303)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	978	967,317
Loss on asset purchase	1,500,000	—
Shares issued for service	8,800,000	2,187,500
Gain on the sale of subsidiary		(307,500)
Changes in assets and liabilities
Accounts receivable	(116,117)	—
Accounts payable and accrued expenses	158,035	196,250
Inventory	4,040,354	—
Net cash from operating activities	654,226	(53,736)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	—	35,336
Advances from related parties	262,140	18,400
Payments on Loans Payable	(916,366)	—
Net cash from financing activities	(654,226)	53,736

Net increase (decrease) in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Non-Cash investing and financing transactions
Issuance of note payables for inventory	$—	$4,000,250
Issuance of common stock for inventory	$3,573,359
Issuance of note payable for intangible assets	$1,500,000
Shares issued to settle convertible debt	$14,231	$1,800
Issuance of common stock for prepaid expenses	$—	$—
Decrease in discount on convertible notes due to conversion	$—	$195

The accompanying notes are an integral part of these unaudited financial statements

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

April 30, 2017

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

Basis of Presentation

The condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal period ended on April 30, 2017. We have summarized our most significant accounting policies.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

April 30, 2017

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Precious Investments, Inc. and its consolidated joint venture, Flawless Funds GP Inc. (collectively, the "Company").

Flawless Funds GP Inc. is a joint venture formed to build a fund for the purpose of trading in precious gems, notably, colored diamonds. The joint venture agreement, as amended, provides the Company the majority interest (75%) in any profits and losses, and assets and liabilities. The majority interest also provides the Company control of the joint venture.

Accordingly, management has made the determination that the joint venture accounts of Flawless Fund GP, Inc should be consolidated with the Company's financial statements based on the Company’s majority interest.

All material intercompany balances and transactions have been eliminated.

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

April 30, 2017

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

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2017, the Company has an accumulated deficit of $81,108,880. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

 NOTE 3 – PROMISSORY NOTES

Promissory notes payable as of April 30, 2017 and July 31, 2016 consisted of the following:

Description	April 30, 2017	July 31, 2016
* Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
* Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
* Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
* Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

*These notes have matured as of April 30, 2016; however, they have not been paid.

Interest expense related to the notes for the nine months ended April 30, 2017 and 2016 was $1,496 and $1,482 and respectively.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

April 30, 2017

NOTE 4- CONVERTIBLE DEBT

Convertible debt as of April 30, 2017 and July 31, 2016 consisted of the following:

Description	April 30, 2017	July 31, 2016
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	9,448	23,679
Convertible note agreements (3) dated August 10, 2015, totaling $4,000,000. Maturing on August 9, 2018 bearing interest at 6% per annum. Principal and accrued interest is convertible at $.247 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes. (See note 6)	-	-

Less: unamortized discount	-	(978)
Convertible notes, net of discount	9,448	22,701

During the nine months ended April 30, 2017 and 2016, the Company recognized $978 and $967,317 of accretion expense on the above notes, respectively. Interest expense related to these notes for the nine months ended April 30, 2017 and 2016 was $1,641 and $184,054, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $262,140 and $18,400 during the nine months ended April 30, 2017 and 2016, respectively. As of April 30, 2017 and July 31, 2016, there were $421,857 and $159,717 due to related parties, respectively.

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

As part of the Termination and Restructure Agreement, the Company and Khan mutually agreed to cancel the Agreement to acquire the issue and outstanding shares of stock in Karrah. Second, the Company agreed to purchase from Karrah its customer list in exchange for a revised promissory note. The New Note will be in favor of Karrah, valued at $1,500,000 with interest at 6% per annum, and will not be secured by the assets of Karrah. During the nine months ending April 30, 2017, the Company recognized of $26,192 of interest expense and had a balance of $583,634 as of April 30, 2017.

Because the entities were under common control at the time of the acquisition the customer list was transferred to the Company at the transferors historical basis of $0. The excess of the consideration paid and the carryover basis was recorded as a loss on asset purchase for the nine months ended April 30, 2017.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

April 30, 2017

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

During the nine months ended April 30, 2017, the Consultant retained $916,366 in Company sales in payment of the above mentioned note payable.

NOTE 6 – FLAWLESS FUND GP

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
  the Company will primarily be responsible for Marketing and managing the fund;
  Eddeb will be primarily responsible for fundraising activities;
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

The Company has determined that the entity does not meet the requirements to be considered a joint venture due to lack of joint control because of the Company’s majority interest and as such the results of the entity have consolidated. Additionally, since the entity had no operation or assets at the time of the transaction the Company impaired the entire $8,800,000 fair value of the investment as a loss on acquisition.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the nine months ended April 30, 2017, the Company issued 1,277,191 shares of common stock valued at $3,573,358 related to various Diamond Purchase Agreements.

During the nine months ended April 30, 2017, the Company issued 6,244,999 shares valued at $14,231 for the conversion of a convertible note payable dated November 1, 2013.

During the nine months ended April 30, 2017, the Company issued 16,000,000 shares valued at $8,800,000 for services.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Results of Operation for Three and Nine Months Ended April 30, 2017 and 2016

Revenues

We generated of $178,940 for the three months ended April 30, 2017, as compared with no revenues for same period ended 2016. We generated of $1,022,866 for the nine months ended April 30, 2017, as compared with no revenues for same period ended 2016. All of our revenues were generated from the sale of our colored diamond inventory. We expect sales to increase in 2017 as we continue to sell our colored diamond inventory.

Our cost of revenues was $54,000 for the three months ended April 30, 2017. Our cost of revenues was $4,040,355 for the nine months ended April 30, 2017. The high cost of revenues for the nine months ended April 30, 2017 is attributable to the fair market value of the shares of common stock that we sold to acquire our colored diamonds. We expect that the cost of revenues will decrease in 2017, as we find better deals for our inventory of colored diamonds.

Operating Expenses

Operating expenses decreased to $153,809 for the three months ended April 30, 2017 from $1,511,709 for the three months ended April 30, 2016. Our operating expenses for the three months ended April 30, 2017 consisted of professional fees of $128,000, general and administrative expenses of $9 and executive compensation of $25,000. Our operating expenses for the three months ended April 30, 2016 consisted mainly of $1,506,555 in professional fees, largely a result of 500,000 shares of commons stock valued at $1,490,000 that we issued to our prior officer and director, Nataliya Hearn, under her employment agreement, along with general and administrative expenses of $5,154.

Operating expenses decreased to $381,248 for the nine months ended April 30, 2017 from $2,253,432 for the nine months ended April 30, 2016. Our operating expenses for the nine months ended April 30, 2017 consisted of professional fees of $243,526, general and administrative expenses of $62,722 and executive compensation of $75,000. Our operating expenses for the nine months ended April 30, 2016 consisted mainly of $2,235,052 in professional fees, consisting largely of Dr. Hearn’s shares, as stated above, and shares issued under a Memorandum of Understanding dated October 1, 2015 that were returned, along with general and administrative expenses of $18,380.

We expect that our operating expenses will likely increase in future quarters as we ramp up operations in the purchase and sale of colored diamonds.

Other Expenses

We had other expenses of $8,804,438 for the three months ended April 30, 2017, compared with other expenses of $81,703 for the three months ended April 30, 2016. Other expenses for the three months ended April 30, 2017 consisted mainly of our loss on the acquisition of Flawless Fund, while in 2016 other expenses consisted of interest expense of $389,203, offset by a gain on the sale of subsidiary of $307,500.

We had other expenses of $10,330,287 for the nine months ended April 30, 2017, compared with other expenses of $843,871 for the nine months ended April 30, 2016. Other expenses for the nine months ended April 30, 2017 consisted of our loss on the acquisition of Flawless Fund of $8,800,000 and the loss on the purchase of assets of $1,500,000 along with interest expense of $30,287. In comparison, our other expenses for the nine months ended April 30, 2016 consisted of interest expense of $1,151,371 offset by a gain of the sale of subsidiary of $307,500.

Net Loss

Net loss for the three months ended April 30, 2017 was $8,833,307 compared to net loss of $1,593,412 for the three months ended April 30, 2016. Net loss for the nine months ended April 30, 2017 was $13,729,024 compared to net loss of $3,097,303 for the nine months ended April 30, 2016.

Liquidity and Capital Resources

As of April 30, 2017, we had current assets of $964,097 consisting of our colored diamond inventory and accounts receivable. Our total current liabilities as of April 30, 2017 were $707,827. We therefore had working capital of $256,270 as of April 30, 2017.

Operating activities provided $654,226 in cash for the nine months ended April 30, 2017, as compared with cash used of $53,736 for the same period ended 2016. Our positive operating cash flow for the nine month ended April 30, 2017 was mainly the result of shares issued for services, an increase in inventory and the loss on assets we purchased, offset mainly by our net loss for the quarter. Our negative operating cash flow for the nine months ended April 30, 2016 was mainly the result of our net loss for the quarter and a gain on the sale of a subsidiary, offset mainly by shares issued for services, amortization of debt discount, and an increase in accounts payable and accrued expenses.

Financing activities used $654,226 for the nine months ended April 30, 2017, as compared with cash provided of $53,736 for the same period ended 2016. Our negative financing cash flow for the nine months ended April 30, 2017 was mainly the result of payments on loans payable, offset up advances from related parties. Our positive financing cash flow for the nine months ended April 30, 2016 was the result of advances from related parties and proceeds from the sale of our common stock.

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

Off Balance Sheet Arrangements

As of April 30, 2017, there were no off balance sheet arrangements.

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

Going Concern

As of April 30, 2017, we had an accumulated deficit of $81,108,880. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of April 30, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending April 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended April 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended April 30, 2017, we issued 1,277,191 shares of common stock valued at $3,573,358 related to various Diamond Purchase Agreements.

During the nine months ended April 30, 2017, we issued 6,244,999 shares valued at $14,231 for the conversion of a convertible note payable dated November 1, 2013.

During the nine months ended April 30, 2017, we issued 16,000,000 shares valued at $8,800,000 for services.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.
Date:	July 6, 2017
By:	/s/ Kashif Khan
Kashif Khan
Title:	President, Chief Executive Officer, and Director

