Form 10-Q/A
period 2017-04-30
Precious Investments, Inc.
filed 2017-07-24
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Precious Investments, Inc. is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 (the "Original Form 10-Q"), which was filed with the Securities and Exchange Commission (the "SEC") on July 6, 2017, and which reported on the three and nine months ended April 30, 2017 and 2016, to revise Part II, Item 1, to include legal proceedings that were inadvertently omitted from the Original Form 10-Q.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment does not reflect events occurring after the date of the Original Form 10-Q or modifies or updates any of the other information contained in the Original Form 10-Q in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to the Sarbanes-Oxley Act of 2002, as exhibits to the Original Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

2

3

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

4

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

We are a party to a case titled William Prusin v Precious Investments Inc. and Kashif Khan. The litigation was commenced in the Ontario Superior Court of Justice (Commercial List) on July 20, 2016. The litigation stems from a diamond purchase agreement entered into on April 1, 2016 between Dr. William Prusin and Precious Investments Inc. By virtue of the terms of the agreement, Precious Investments purchased Dr. Prusin’s diamond portfolio, which was valued at $3.8 million (CDN) for the purposes of the agreement. In exchange for the diamond portfolio, Dr. Prusin was provided with 1,324,413 common shares of Precious Investments.

In the Statement of Claim, the plaintiff is alleging a breach of the Ontario Securities Act and claims that documents provided to him contain untrue statements of material fact or omissions. The plaintiff has also alleged that Precious Investment and Mr. Khan distributed securities in Ontario without issuing a prospectus and obtaining the required prospectus exemption or a registration exemption. In the alternative, the plaintiff has alleged that Mr. Khan made fraudulent misrepresentations which induced Dr. Prusin to enter into the diamond purchase agreement. The fraudulent misrepresentation allegation involves the future value of Precious shares, the timing by which Dr. Prusin had to sign the diamond purchase agreement, the involvement of Dundee Capital Markets, Mr. Khan’s investment in Precious Investments, and the management team at Precious Investments. Given these allegations, the plaintiff claims that he is entitled to obtain an order rescinding the diamond purchase agreement.

Precious Investments and Mr. Khan deny all of the plaintiff’s allegations. Precious Investments and Mr. Khan deny that any documents provided to Dr. Prusin constitute an “offering memorandum”, or that any prospectus was required under the Ontario Securities Act since the transaction falls within the exemption set out in National Instrument 45-106. In addition, the defendants deny that any fraudulent misrepresentation was made to Dr. Prusin. The defendants have filed a counter-claim against Dr. Prusin, alleging a breach of the diamond purchase agreement.

The plaintiff have brought a summary judgment motion for his fraudulent misrepresentation claim. This motion is scheduled to be heard on August 22, 2017.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to a case titled William Prusin v Precious Investments Inc. and Kashif Khan. The litigation was commenced in the Ontario Superior Court of Justice (Commercial List) on July 20, 2016. The litigation stems from a diamond purchase agreement entered into on April 1, 2016 between Dr. William Prusin and Precious Investments Inc. By virtue of the terms of the agreement, Precious Investments purchased Dr. Prusin’s diamond portfolio, which was valued at $3.8 million (CDN) for the purposes of the agreement. In exchange for the diamond portfolio, Dr. Prusin was provided with 1,324,413 common shares of Precious Investments.

In the Statement of Claim, the plaintiff is alleging a breach of the Ontario Securities Act and claims that documents provided to him contain untrue statements of material fact or omissions. The plaintiff has also alleged that Precious Investment and Mr. Khan distributed securities in Ontario without issuing a prospectus and obtaining the required prospectus exemption or a registration exemption. In the alternative, the plaintiff has alleged that Mr. Khan made fraudulent misrepresentations which induced Dr. Prusin to enter into the diamond purchase agreement. The fraudulent misrepresentation allegation involves the future value of Precious shares, the timing by which Dr. Prusin had to sign the diamond purchase agreement, the involvement of Dundee Capital Markets, Mr. Khan’s investment in Precious Investments, and the management team at Precious Investments. Given these allegations, the plaintiff claims that he is entitled to obtain an order rescinding the diamond purchase agreement.

Precious Investments and Mr. Khan deny all of the plaintiff’s allegations. Precious Investments and Mr. Khan deny that any documents provided to Dr. Prusin constitute an “offering memorandum”, or that any prospectus was required under the Ontario Securities Act since the transaction falls within the exemption set out in National Instrument 45-106. In addition, the defendants deny that any fraudulent misrepresentation was made to Dr. Prusin. The defendants have filed a counter-claim against Dr. Prusin, alleging a breach of the diamond purchase agreement.

The plaintiff have brought a summary judgment motion for his fraudulent misrepresentation claim. This motion is scheduled to be heard on August 22, 2017.

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

Precious Investments, Inc.
Date:	July 24, 2017
By:	/s/ Kashif Khan
Kashif Khan
Title:	President, Chief Executive Officer, and Director

