Form 10-K
period 2017-07-31
Precious Investments, Inc.
filed 2018-03-30
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission file number: 000-55711

Precious Investments, Inc.
(Exact name of registrant as specified in its charter)
Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
170 Traders Boulevard East Mississauga, Ontario	L4Z 1W7
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 631-994-3242
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of -this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $68,363,759

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,816,299 common shares as of March 20, 2018.

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	26

PART I

Item 1. Business

Company Overview

Until recently, we have been in the business of purchasing and selling colored diamonds and other valuables. We planned to manage a portfolio of rare colored diamonds that were selected for price potential.

Since the initiation of our plan of operations, however, we have experienced losses and have been unable to obtain significant additional finances to further our colored diamond business. In order to pursue our business plan, we would need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing.

Because of the difficulties in raising additional funding, we have been presented with the difficult task of re-evaluating our business plan to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities.

On November 16, 2017, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with American Freight Xchange, Inc., a privately held New York corporation (“American Freight”), and Shipzooka Acquisition Corp. (“Shipzooka Sub”), our newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Shipzooka Sub merged with and into American Freight (the “Merger”) on November 16, 2017, with the filing of Articles of Merger with the Nevada Secretary of State and Certificate of Merger with the New York Division of Corporations.

In addition, pursuant to the terms and conditions of the Merger Agreement:

Each share of American Freight common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 73,000,000 shares of our Series C Preferred Stock. As a result, the shareholders of American Freight received 1,000,000 newly issued shares of our Series C Preferred Stock.

For a period of 12 months from the Closing Date of the Merger, we agreed that no new convertible instruments will be issued that would cause outstanding shares to be issued below a $20 million market cap. In addition, for the same period of time, we are permitted to issue up to and no more than 145 million shares of common stock or convertible securities that convert up to and no more than 145 million shares of common stock. Moreover, any such issuance can only be made to acquire another business entity and for no other reason. However, if we receive permission from the majority of the minority shareholders, then this restriction may be waived. In addition, the number of shares of common stock that we can issue depends on the number of shares exercised from outstanding warrants, as follows:

▪	If 75%-100% of the warrants are exercised then we can issue up to 145 million shares of common stock.
▪	If 50%-74% of the warrants are exercised then we can issue up to 133,750,000 shares of common stock.
▪	If 25%-49% of the warrants are exercised then we can issue up to 122,500,000 shares of common stock.
▪	If 0%-24% of the warrants are exercised then we can issue up to 111,250,000 shares of common stock.

American Freight provided customary representations and warranties and closing conditions, including approval of the Merger by a unanimous vote of its board of directors and voting stockholders.

Spin-Out of Assets

At the same time as the Merger, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets (the “Conveyance Agreement”) with our prior officer and director, Kashif Khan, along with shareholders Faeghen

Niakab, and Parand Bioukzadeh and joint venture partner, Eddeb Management. Pursuant to the Conveyance Agreement, we transferred all assets and business operations associated with our colored diamond business and joint venture, Flawless Fund GP Inc., to the other parties to the agreement. In exchange, Mr. Khan, Mr. Niakab and Mr. Bioukzadeh agreed to cancel 16,000,000 shares in our company and to assume up to $100,000 in liabilities relating to our former business.

This transaction was fully disclosed in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2017.

We intend to carry on the business of American Freight, as our primary line of business. We have relocated our principal executive offices to 170 Traders Blvd East, Mississaugua, Ontario L4Z 1W7, and our telephone number is 631-994-3242.

In the near future, we intend to change our name to American Freight Xchange, Inc. or something similar, which is more in line with our new business direction.

American Freight Xchange, Inc. is an integrated 3PO and logistics company. We are engaged in the business of the fulfillment of e-commerce transportation and logistics for third parties.

American Freight Xchange, Inc. manages the entire “logistics process”. Our freight management program obtains the most effective combination of rates, carriers, tracking and service points to pick up returned products from store and distribution center levels with centralized billing, auditing and claims capabilities.

American Freight Xchange, Inc., through our wholly owned subsidiary KRG Logistics, Inc. has the expertise to manage all the manufacturers and retailers shipping. Due to our strategic placement in the supply chain relative to the manufacturers and retailers or distributors position, we are best suited to offer these services. American Freight Xchange, Inc. customizes freight management and fulfillment programs that provide manufacturers and retailers with the most cost-effective services from the moment the shipment authorization is issued to the time the product is shipped and received.

Our Business

We are both a less-than-truckload (“LTL”) and a Third-Party Logistics (“3PL”) carrier, providing regional, inter-regional and national and international LTL and or 3PL services. These include arranging for ground and air expedited transportation and consumer household pickup and delivery (“P&D”), through a single integrated organization. In addition to our core LTL services, we offer a range of value-added services which cover different areas, such as, truckload brokerage, supply chain consulting and warehousing and pick and ship services.

We believe the growth in demand for our services can be attributed to our ability to consistently provide a superior level of customer service at a fair price, which allows our customers to meet their supply chain needs. Our integrated structure allows us to offer our customers consistent high-quality service from origin to destination, and we believe our operating structure and proprietary information systems enable us to efficiently manage our operating costs. Our services are complemented by our technological capabilities, which we believe provide the tools to improve the efficiency of our operations while also empowering our customers to manage their individual shipping needs.

Our Industry

Trucking companies provide transportation services to virtually every industry operating in the United States and Canada, and around the world. The trucking industry is comprised principally of two types of motor carriers: LTL and truckload. LTL freight carriers typically pick up multiple shipments from multiple customers on a single truck. The LTL freight is then routed through a network of service centers where the freight may be transferred to other trucks with similar destinations. LTL motor carriers generally require a more expansive network of local P&D service centers, as well as larger breakbulk, or hub, facilities. In contrast, truckload carriers generally dedicate an entire truck to one customer from origin to destination. According to the American Trucking Associations, the trucking industry accounted for 79.8% of the $847.6 billion total U.S. transportation revenue in 2016. In 2016, the entire LTL sector had revenue of approximately $54.7 billion. This represented 6.5% of the total U.S. transportation revenue for the year.

3PL provides logistics and supply chain management for other companies. It is used to outsource elements of the company’s distribution and fulfillment services. The global 3PL market reached $750 billion in 2014 and grew to $157 billion in the US. Furthermore, demand growth for 3PL services in the US outpaced the growth of the US economy in 2014. As of 2014, 80 percent of all Fortune 500 companies and 96 of the Fortune 100 used some form of 3PL services.

Competition

The transportation and logistics industry overall is extremely competitive and highly fragmented. We compete with many regional, inter-regional and national LTL carriers and 3PL provider, and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads.

We utilize flexible scheduling and train our employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

Both the LTL and 3PL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2016 revenue as reported in Transport Topics, the largest 10 and 25 LTL motor carriers accounted for approximately 51% and 62%, respectively, of the total LTL market.

We believe we are able to gain market share by expanding our capacity and providing high-quality service at a fair price.

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

We have had limited operations to date and have generated only a small amount of revenue from the sale of our colored diamonds. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Because we are in the early stages of operating our freight logistics business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion dated March 28, 2018, have stated that currently we do not have sufficient cash, nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We may seek to raise operating capital to implement our business plan in an offering of our common stock.

Because we are dependent on outside financing for continuation of our operations, the failure to obtain financing will adversely affect our business and its growth.

Because we have generated only a small amount of revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Most of our financing to date has been from the issuance of debt and the sale of equity in our company. Our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in our company could lose their entire investment. The company currently needs additional capital for the next twelve months to allow the expansion of operations. Pursuant to the Warrants described in Item 1, above, we anticipate that a large portion of the additional capital needed may be raised from the exercise of said Warrants. There is no assurance that the Warrants will in fact be exercised. This money is needed to secure necessary human capital and to implement our marketing and distribution plans as well as potential acquisitions and expanding our on-line operations. If we are unable to raise this capital, may not be able to implement our expansion plans.

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

  Outside market influences beyond our control, including extended periods of decreased demand for freight logistics services;
  Our ability to enter into successful strategic relationships;
  Our ability to attract purchasers and/or distributors;
  The amount and timing of operating costs and capital expenditures relating to expansion of production operations;
  The rate at which individuals and organizations accept our services in the marketplace;
  An announcement or introduction of new or enhanced services by our competitors;
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

We are presently dependent to a great extent upon the experience, abilities and continued services of Ronald Shapss and James Zimbler, our officers and directors. If they should resign or die we will not have a leader to fill these important roles. If that should occur, until we find another person to serve in those capacities our operations could be suspended as we would not have access to the aforementioned relationships with suppliers. In that event it is possible you could lose most if not all of your entire investment.

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

Our success is largely dependent upon achieving significant market acceptance for our services. The market for our services is at an early stage of development. Our services and brand name may never achieve broad market acceptance, or our existing and potential competitors may offer services that could negatively affect the market acceptance of our services and damage our business prospects.

Our success is also dependent upon attracting significant numbers of distributors and strategic relationships in order to market our services. In particular, our ability to enter into beneficial distribution partnerships will depend in large part upon our success in convincing consumers that our serviecs is of a desired quality. Failure to achieve and maintain a critical mass of market acceptance will seriously harm our business in the markets in which we participate or intend to participate.

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

For all of our services, we compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States and Canada. Many of our competitors have the ability to attract customers as a result of their reputation and through their industry connections. Additionally, other reputable companies may decide to enter our markets to compete with us. These companies may have greater name recognition and have greater financial and marketing resources than we do. If these companies are successful in entering the markets in which we participate or if customers choose to go to our competition, we may attract fewer buyers and our revenue could decrease.

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

Our officers and directors, whose interests may differ from other stockholders, have the ability to exercise significant control over us. Presently, James Zimbler beneficially owns all of our outstanding Series C Preferred Stock. Under the Certificate of Designation, holders of Series C Preferred Stock will be entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of seventy-two and one half (72.5) votes for each share held. The holders are further entitled to convert each share of their Series C Preferred Stock into seventy-two and one half (72.5) shares of our common stock. Mr. Zimbler is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.  He could prevent transactions, which would be in the best interests of the other shareholders. The interests of our officer and director may not necessarily be in the best interests of the shareholders in general.

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

Because the barriers to entry into our industry are relatively low, competition is intense, which may result in lower margins or loss of market share.

The trucking industry is extremely competitive. Our principal competitors for LTL freight include national and international LTL companies as well as regional LTL motor carriers, truckload carriers, small package carriers, private carriage, freight forwarders, railroads and airlines. We also face many competitors for our 3PL services. There can be no assurance that we will be successful in meeting the competitive demands of the LTL and/or the 3PL industry.

Our business may be harmed by anti-terrorism measures.

In the aftermath of recent terrorist attacks on the United States, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies will be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If the new security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so. We cannot assure you that these measures will not have a material adverse effect on our operating results, our ability to make payments on the exchange notes or the ability of our subsidiaries to make payments under the guarantees.

Because our business depends on economic activity to generate freight to haul, economic and market conditions could affect the results of our operations.

Fuel shortages, interest rate fluctuations, economic recession, changes in currency exchange rates and changes in customers' business cycles and business practices are among the factors over which we have no control, but which may adversely affect our financial condition or results of operations. Our operations are primarily conducted in the United States but are also conducted in major foreign countries. As a result, we are subject to the foregoing factors both domestically and internationally.

We operate in a highly competitive industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following items:

▪	we compete with other transportation service providers of varying sizes, some of which may have more equipment, a broader global network, a wider range of services, greater capital resources or other competitive advantages;
▪	some of our competitors may reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain revenue;
▪	we may be unable to continue to collect fuel surcharges or our fuel surcharge program may become ineffective in mitigating the impact of the fluctuating costs of fuel and other petroleum-based products;
▪	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;
▪	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;
▪	some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;
▪	some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;

If we are unable to effectively compete with other LTL carriers and 3PL providers, whether on the basis of price, service or otherwise, we may be unable to retain existing customers or attract new customers, either of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, continued merger and acquisition activity in transportation and logistics could result in stronger or new competitors, which could have a material adverse effect on our business.

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

In the event we are required to raise additional capital it may do so by selling additional shares of common stock thereby diluting the shares and ownership interests of existing shareholders.

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

Item 2. Properties

Our principal offices are located at 170 Traders Boulevard East, Mississauga, Ontario L4Z 1W7. This space is leased by the Company and is currently sufficient for Company purposes. We also lease additional facilities in the area for our activities.

Item 3. Legal Proceedings

We are a party to a case titled William Prusin v. Precious Investments Inc. and Kashif Khan. The litigation was commenced in the Ontario Superior Court of Justice (Commercial List) on July 20, 2016. The litigation stems from a diamond purchase agreement entered into on April 1, 2016 between Dr. William Prusin and Precious Investments Inc. By virtue of the terms of the agreement, Precious Investments purchased Dr. Prusin’s diamond portfolio, which was valued at $3.8 million (CDN) for the purposes of the agreement. In exchange for the diamond portfolio, Dr. Prusin was provided with 1,324,413 common shares of Precious Investments.

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

Fiscal Year Ending July 31, 2016
Quarter Ended	High $	Low $
July 31, 2016	3.30	2.40
April 30, 2016	3.10	2.00
January 31, 2016	3.50	1.70
October 31, 2015	3.67	0.11

Fiscal Year Ending July 31, 2017
Quarter Ended	High $	Low $
July 31, 2017	1.28	0.35
April 30, 2017	1.00	0.225
January 31, 2017	2.04	0.96
October 31, 2016	3.10	1.56

On March 28, 2018, the last sales price per share of our common stock on the OTCPink was $1.00.

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

Holders of Our Common Stock

As of March 20, 2018, we had 12,816,299 shares of our common stock issued and outstanding, held by approximately 182 shareholders of record, other than those held in street name.

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

During the years ended July 31, 2017 and 2016, the Company entered into and closed various Diamond Purchase Agreements to purchase diamond assets consisting of various colored diamonds with for 261,798 and 1,277,554 post-split shares of common stock valued at $2,540,107 and $14,719,130, respectively.

During the year ended July 31, 2017, the Company issued 4,000,000 shares of common stock (post-split) valued at $8,800,000 for services.

During the year ended July 31, 2017, the Company issued 1,561,250 shares of common stock (post-split) valued at $14,230 for the conversion of a convertible note payable dated November 1, 2013.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Years Ended July 31, 2017 and 2016

Revenues

We generated revenue of $826,366 for the year ended July 31, 2017, as compared with $7,500 for the year ended July 31, 2016. All of our revenues were generated from the sale of our colored diamond inventory. Since we have divested our colored diamond business, all future revenues are expected to come from our freight logistics business.

Our cost of revenues was $792,166 for the year ended July 31, 2017, as compared with $$7,500 for the year ended July 31, 2016. This is attributable to the fair market value of the shares of common stock that we sold to acquire our colored diamonds.

Operating Expenses

Operating expenses decreased to $449,424 for the year ended July 31, 2017 from $51,790,044 for the year ended July 31, 2016. Our operating expenses for the year ended July 31, 2017, consisted mainly of the equity expense to compensate our sole officer and director of $100,000, equity and cash consideration for professional fees of $291,650 and general and administrative expenses of $57,774. Our operating expenses for the year ended July 31, 2016 consisted mainly of the equity expense to compensate our sole officer and director of $49,169,644, equity and cash consideration for professional fees of $2,614,324 and general and administrative expenses of $6,076.

We expect that our operating expenses will increase for the year ended 2018 as a result of the transaction with American Freight Xchange, Inc., and KRG Logistics, Inc.

Other Expenses

We had other expenses of $12,792,987 for the year ended July 31, 2017, compared with other expenses of $13,136,600 for the year ended July 31, 2016. Other expenses for the year ended July 31, 2017 were mainly attributable to the loss on our acquisition of Flawless Fund of $8,800,000 and the loss on inventory valuation of $2,457,778. Other expenses for the year ended July 31, 2016 were mainly a result of the loss on inventory valuation of $13,798,793.

Net Loss

Net loss for the year ended July 31, 2017 was $13,208,211, compared to net loss of $64,926,644 for the year ended July 31, 2016.

Liquidity and Capital Resources

As of July 31, 2017, we had total current assets of $238,404 and total assets in the amount of $238,404. Our total current liabilities as of July 31, 2017 were $1,408,006. We had working capital of ($727,104) as of July 31, 2017, and $684,272 for July 31, 2016.

Operating activities used $510,852 in cash for the year ended July 31, 2017, as compared with cash provided of $169,240 for the year ended July 31, 2016. Our net loss of $13,187,279 for year ended July 31, 2017 was the main component of our negative operating cash flow, offset mainly by shares issued for services of $8,800,000.

Financial activities used $499,855 in cash for the year ended July 31, 2017, as compared with cash provided of $169,240 for the year ended July 31, 2016. Payments of $942,352 on related party note payables is the main reason for our negative financing cash flow, offset by advances of $442,497 from related parties.

Pursuant to the Warrants described in Item 1, above, we anticipate that a large portion of the additional capital needed may be raised from the exercise of said Warrants. However, there is no assurance that the Warrants will in fact be exercised.

We also intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of July 31, 2017, there were no off-balance sheet arrangements.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2017, we have an accumulated deficit of $79,507,419. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended July 31, 2017, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm 2017
F-2	Report of Independent Registered Public Accounting Firm 2016
F-3	Consolidated Balance Sheets as of July 31, 2017 and 2016
F-4	Consolidated Statements of Operations for the years ended July 31, 2017 and 2016
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended July 31, 2017 and 2016
F-6	Consolidated Statements of Cash Flows for the years ended July 31, 2017 and 2016
F-7	Notes to Consolidated Financial Statements

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Highway, Suite 350, Hauppauge, NY 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBILIC ACCOUNTANTS FIRM

To the Board of Directors and

Stockholders of Precious Investments Inc.

We have audited the accompanying balance sheets of Precious Investments as of July 31, 2017, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended July 31, 2017. Precious Investments Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precious Investments Inc. as of July 31, 2017, and the results of its operations and its cash flows for each of the year ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of ($13,187,279) during the year ended July 31, 2017, and, as of that date, had a and deficit net worth of ($1,169,602). The Company is in arrears on accounts with certain vendor creditors which, among other things, cause the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter

BMKR, LLP

Hauppauge, New York

March 29, 2018

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Highway, Suite 350, Hauppauge, NY 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBILIC ACCOUNTANTS FIRM

To the Board of Directors and

Stockholders of Precious Investments Inc.

We have audited the accompanying balance sheets of Precious Investments as of July 31, 2016, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended July 31, 2016. Precious Investments Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those· standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonablbasis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precious Investments Inc. as of July 31, 2016, and the results of its operations and its cash flows for each of the year ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of ($64,926,644) during the year ended July 31, 2016, and, as of that date, had a and t net worth of $684,272. The Company is in arrears on accounts with certain vendor creditors which, among other things, cause the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter

BMKR, LLP

Hauppauge, New York

March 29, 2018

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	July 31, 2017	July 31, 2016
ASSETS
Cash	$10,997	$—
Inventory	203,000	912,836
Accounts and other receivable	24,407	—
Total current assets	238,404	912,836
Total assets	$238,404	$912,836

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$248,408	$55,859
Promissory notes	16,450	16,450
Convertible notes payable	9,448	22,701
Related party payables	691,202	133,554
Total current liabilities	965,508	228,564

Promissory notes - related party	442,498	—

Total liabilities	1,408,006	228,564

Contingencies and commitments	—	—

Stockholders' (deficit) equity
Common stock; $0.001 par value; 250,000,000 shares authorized; 12,565,645 and 6,742,597 outstanding as of July 31, 2017 and July 31,2016, respectively	12,566	6,743
Additional paid-in capital	78,391,183	67,042,669
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(79,507,419)	(66,320,140)
Noncontrolling interest	(20,932)	—
Total stockholders' (deficit) equity	(1,169,602)	684,272

Total liabilities and stockholders' (deficit) equity	$238,404	$912,836

 The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For The Years Ended
	July 31, 2017	July 31, 2016

Revenues	$826,366	$7,500

Cost of revenue	792,166	7,500

Gross profit	34,200	—

Operating expenses
Executive compensation	100,000	49,169,644
General and administrative expenses	57,774	6,076
Professional fees	291,650	2,614,324
Total operating expenses	449,424	51,790,044

Loss from operations	(415,224)	(51,790,044)

Other expense
Interest expense	(35,209)	(237,899)
Loss on asset purchase	(1,500,000)	307,500
Loss on acquisition of Flawless Fund	(8,800,000)	—
Gain on the settlement of notes payable		546,643
Gain on the settlement of related party debt		45,949
Loss on inventory valuation	(2,457,778)	(13,798,793)
Total other expense	(12,792,987)	(13,136,600)

Net loss	(13,208,211)	(64,926,644)

Net loss attributable to noncontrolling interest	(20,932)	—

Net loss Attributable to Company	$(13,187,279)	$(64,926,644)

Net loss per common share: basic and diluted	$(1.05)	$(9.63)
Basic and diluted weighted average common shares outstanding	12,565,645	6,742,597

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2015	841,689	842	961,983	(45,000)	—	(1,393,496)	$(475,671)

Shares issued for cash	84,215	84	35,602	—	—	—	35,686
Shares issued for services	2,025,000	2,025	23,926,975	—	—	—	23,929,000
Options issued for services	—	—	29,799,642	—	—	—	29,799,642
Non cash exercise of stock options	2,416,639	2,417	(2,417)	—	—	—	—
Stock issued to settle convertible debt	347,500	347	2,782	—	—	—	3,129
Shares returned for in exchange for Sub	(250,000)	(250)	(2,399,750)	—	—	—	(2,400,000)
Shares issued for diamonds	1,277,554	1,278	14,717,852	—	—	—	14,719,130
Beneficial conversion feature	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(64,926,644)	(64,926,644)
Balance, July 31, 2016	6,742,597	$6,743	$67,042,669	$(45,000)	$—	$(66,320,140)	$684,272

Shares issued for acquisiton	4,000,000	4,000	8,796,000	—	—	—	8,800,000
Stock issued to settle convertible debt	1,561,250	1,561	12,669	—	—	—	14,230
Shares issued for diamonds	261,798	262	2,539,845	—	—	—	2,540,107
Net loss	—	—	—	—	(20,932)	(13,187,279)	(13,208,211)
Balance, July 31, 2017	12,565,645	$12,566	$78,391,183	$(45,000)	$(20,932)	$(79,507,419)	$(1,169,602)

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For The Years Ended
	July 31, 2017	July 31, 2016
Cash Flows from Operating Activities
Net loss	$(13,187,279)	$(64,926,644)
Net loss attributable to noncontrolling interest	(20,932)	—
Net loss attributable to the Company	(13,208,211)	(64,926,644)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	978	—
Loss on asset purchase	1,500,000	2,935
Shares issued for service	8,800,000	51,635,894
Gain on the sale of subsidiary	—	(307,500)
Gain on the settlment of notes payable	—	(546,643)
Gain on the settlement of related party debt		(45,949)
Changes in assets and liabilities
Accounts receivable	(24,407)	—
Inventory	3,249,943	13,806,292
Accounts payable and accrued expenses	192,549	212,375
Net cash from operating activities	510,852	(169,240)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	—	35,686
Payments on notes payable related party	(942,352)	133,554
Advances from related parties	442,497	—
Net cash from financing activities	(499,855)	169,240

Net increase (decrease) in cash	10,997	—

Cash, beginning of period	—	—

Cash, end of period	$10,997	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Issuance of common stock for inventory	$2,540,107	$14,719,130
Issuance of note payable for intangible assets	$1,500,000	$—
Shares issued to settle convertible debt	$14,230	$3,129

 The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

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

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of Precious Investments, Inc. prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America as reported on our fiscal years ending on July 31, 2017 and 2016. The consolidated financial statements include the financial statements of the Company and its 75% owned subsidiary Flawless Fund GP, Inc. All inter-company balances and transactions have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. As of July 31, 2017, and 2016, no cash balances exceeded the federally insured limit. As of July 31, 2017, and 2016, the parent Company Precious Investments, Inc. did not have a bank account and as such the cash transactions for the Company were run the accounts of entities commonly controlled by the Company’s CEO.

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

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

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

Inventories

Inventory consist of loose colored diamond acquired during the period (See Note 7) and is stated at the lower of cost or net realizable value. The Company writes-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future sales. Management has also written off inventory that was held by entities commonly controlled by the CEO and not subsequently sold as of the date of this filing. The charge related to inventory write-downs is recorded as a loss on inventory valuation as of July 31, 2017 and 2016.

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

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2014 remain open to examination by U.S. federal and state tax jurisdictions.

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09. Management evaluated ASU 2016-08, ASU2016-09, ASU 2016-10, and ASU 2016-12 and determined the adoption will not have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018 and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management has reviewed this pronouncement and have determined that it would not have a material impact to the financial statements.

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2017, and 2016, the Company has an accumulated deficit of $79,507,419 and $66,320,140, respectively. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 3 – BITGEMS ASSETS MANAGEMENT LTD

On March 24, 2016, the Company entered into an Agreement for Transfer of Ownership with Gulf Peal Ltd. and goNumerical Ltd. (the Consulting Firms) (the “Transfer Agreement”). Under the Transfer Agreement, the Company agreed to transfer all intellectual property rights as part of the cryptocurrency diamond market and PinkCoin projects to Gulf Pearl Ltd. and GoNumerical Ltd. (the “Consulting Firms”). In addition, the Company agreed to transfer ownership and management of its subsidiary, Bitgems Assets Management Ltd., to the Consulting Firms. In exchange, the Consulting Firms agreed to return their collective 1,000,000 shares in the Company acquired under the previously entered Memorandum of Understanding dated October 1, 2015 and Amended Memorandum of Understanding dated October 12, 2015.

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

During the year ended July 31, 2016, the Company recorded the net gain on the sale of its subsidiary of $307,500

NOTE 4 – PROMISSORY NOTES

Promissory notes payable as of July 31, 2017 and 2016 consisted of the following:

Description	July 31, 2017	July 31, 2016
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

These notes have matured as of July 31, 2017; however they have not been paid. Accordingly, they are due on demand and recorded as current liabilities. Interest expense related to the notes for the six months ended July 31, 2017 and 2016 was $1,979 and $1,974 respectively.

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 5- CONVERTIBLE DEBT

Convertible debt as of July 31, 2017 and 2016 consisted of the following:

Description	July 31, 2017	July 31, 2016
Convertible note agreement dated January 11, 2007, of up to $1,000,000 Bearing interest at 10% per annum, originally scheduled to mature on January 11, 2009. Convertible by Lender at its sole option into units in the capital stock such that for each $0.40 of principal outstanding at the time of conversion may be converted into one unit consisting of one common share and one non-transferable share purchase warrant exercisable for a period of up to two years from the date of conversion. Each warrant shall entitle the Lender to purchase an additional common share of the Company at $0.60 during the term of the warrants. The remaining balance of the beneficial conversion feature applicable to this note at July 31, 2017 and 2016 was zero.	$-	$-
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	$ 9,448	$ 23,679

Less: unamortized discount	-	(978)
Convertible notes, net of discount	$ 9,448	$ 22,701

The Company does not have a copy of the Convertible note agreement dated January 11, 2007. Neither the Note nor the name of the lender are found in our public filings. The Company has taken significant efforts to locate a copy of the Note to no avail. The Company contacted the prior auditor, Dale Matheson Carr-Hilton Labonte LLP, which audited our July 31, 2008 and 2007 financial statements found in our 10KSB for the year ended July 31, 2008. After conducting a search, Dale Matheson informed us that they do not have a copy of the Note. Despite not having a copy of the Note, the material terms of the note were contained in our prior financial statements for the year ended July 31, 2008, and those terms are sufficient for all material purposes to accurately present our current financial statements. The Note matured on January 11, 2009 and the statute of limitations ran on January 11, 2015 and the Company has not received any demand for the payment of the note from the holder. As such, the Company has concluded that it no longer has a legal obligation for the payment of the note and has thus decided to remove the note. During the year ended July 31, 2016, the Company has recorded a gain on the cancellation of the debt in the amount of $316.507.

On July 15, 2016, the holder of the note dated August 15, 2015 demanded payment on the Notes. We have not raised $5 million in debt or equity financing and no portion of the Notes have been converted. As such, on July 25, 2016, we elected to return the Assets to Khan in lieu of payment. The interest accrued on the notes through July 25, 2016 amounting to $230,137 was forgiven by Khan and therefore recorded as a gain on settlement of notes payable as of July 31, 2016.

During the year ended July 31, 2017 and 2016, the Company recognized $0 and $978 of debt discount accretion expense on the above notes, respectively. Interest expense related to these notes for the years ended July 31, 2017 and 2016 was $1,926 and $2,849, respectively.

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 6 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $442,497 and $0 during the years ended July 31, 2017 and 2016. As of the July 31, 2017 and 2016, there were $691,202 and $133,554 due to related parties, respectively.

During the year ended July 31, 2015, $45,949 in related party debt was forgiven by a former officer and was recorded as a gain on related party debt.

ASSET PURCHASE AGREEMENT

On March 28, 2016, the Company signed a letter of intent (the “LOI”) with Karrah Inc., an Ontario corporation (“Karrah”), and the sole shareholder of Karrah, Farrah Khan (“Khan”). Khan is the wife of the Company’s officer and director, Kashif Khan. Pursuant to the LOI, the parties set forth their understandings in contemplation of an acquisition from Khan of all of the issued and outstanding shares of stock in Karrah, resulting in a parent subsidiary relationship. In consideration for the acquisition of Karrah, the Company planned to issue to Khan a three-year promissory note (the “Note”) for $1,500,000, with interest at 6% per annum. Interest would have been payable at maturity or from time to time at the Company’s sole discretion. The Company had the right to prepay the Note and it would have been secured by the assets of Karrah.

On October 26, 2016, the Company learned that it was not possible to obtain an audit of Karrah. As such on October 28, 2016, the Company restructured the entire transaction by entering into a Termination and Restructure Agreement.

As part of the Termination and Restructure Agreement, the Company and Khan mutually agreed to cancel the Agreement to acquire the issued and outstanding shares of stock in Karrah. Second, the Company agreed to purchase from Karrah its customer list in exchange for a revised promissory note. The New Note will be in favor of Karrah, valued at $1,500,000 with interest at 6% per annum, and will not be secured by the assets of Karrah. Because the entities were under common control at the time of the acquisition the customer list was transferred to the Company at the transferors historical basis of $0. The excess of the consideration paid, and the carryover basis was recorded as a loss on asset purchase for the year ended July 31, 2017.

On July 6, 2016, the Company entered into a one-year Consulting Agreement with Karrah, Inc. and Kashif Khan for the team to act as a non-exclusive advisor and sales agent in assisting us in the marketing and sales of our colored diamond inventory on an international basis and domestically.

In exchange for the consulting services, the Company agreed to allow the consultant to retain up to the first $1,500,000 in revenues generated, which shall be used exclusively to pay off that certain promissory note we issued to Karrah, Inc. dated October 28, 2016 in the principal amount of $1,500,000. Following such payment, we have agreed to a revenue share, with our company allotted 95% and the consultant allotted 5% of all gross revenues received solely from the efforts of the consultant in the sale of our diamond inventory. Sales conducted by us will not be subject to a revenue share. During the year ended July 31, 2017, the Company paid $916,366 in sales revenue toward the note. As of the year ended July 31, 2017, the Company recognized of $35,018 of interest expense and had the note had a balance of $583,634.

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 7 – DIAMOND PURCHASE AGREEMENTS

During the years ended July 31, 2017 and 2016, the Company entered into and closed various Diamond Purchase Agreements to purchase diamond assets consisting of various colored diamonds for 261,798 and 1,277,554 post-split shares of common stock valued at $2,540,107 and $14,719,130, respectively. During the year ended July 31, 2017, the company experienced total write-downs of the colored diamond inventory in the amount of $2,457,778 and $13,798,793, respectively. As of July 31, 2017, and 2016, the Company’s had a balance of $203,000 and $912,836 in colored diamond inventory, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment agreement

On July 29, 2016, the Company entered into an employment agreement with Kashif Khan (“Khan”) to be the Chief Executive Officer. Khan’s initial annual Base Salary is $100,000. Khan will also be eligible to earn a Performance Bonus for each complete fiscal year, which will be equal to fifty percent (50%) of his Base Salary for such fiscal year. Kahn was also granted 1,625,000 post-split shares of common stock and 2,500,000 post-split options.

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

NOTE 9 – STOCK OPTIONS

On July 29, 2016, the Company issued options to purchase 2,500,000 post-split shares of common stock at an exercise price of $0.10 per share to a Mr. Kashif Khan for employment services. The options were valued at $29,799,644 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 1.03%, a dividend yield of 0% and volatility rate of 793.31%. The warrants were fully earned and vested on July 31, 2017 and 2016.

The following is a summary of stock warrants activity during the year ended July 31, 2017 and 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2016	2,500,000	$0.00
Warrants granted and assumed	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	2,500,000	$0.10
Balance, July 31, 2017	—	—

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 10 – INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

For the year ended July 31, 2017, the cumulative net operating loss carry-forward from continuing operations is approximately $27,032,522 at July 31,2017 and will expire beginning in the year 2031.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2017 and 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$27,032,522	$22,548,848
Valuation allowance	(27,032,522)	(22,548,848)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $27,032,522 for Federal income tax reporting purposes are subject to annual limitations. As a change in ownership did occur in December 2017 these operating losses have been limited. for use in future years.

NOTE 11 – STOCKHOLDERS’ EQUITY

As of July 31, 2016, and 2015, the Company had 50,000 shares of common stock (post-split) held in treasury valued at $45,000 that were acquired as part of Stock Repurchase Agreement dated November 13, 2013.

During the year ended July 31, 2016, the Company issued 1,277,554 shares of common stock (post-split) valued at $14,719,130 related to various Diamond Purchase Agreements.

During the year ended July 31, 2016, the Company issued 250 units (post-split) consisting of one share and one warrant of stock for $2,000 cash.

During the year ended July 31, 2016, the Company issued 83,965 (post-split) shares of common stock for $33,586 cash.

During the year ended July 31, 2016, the Company issued 347,500 (post-split) shares valued at $3,129 for the conversion of a convertible note payable dated November 1, 2013.

PRECIOUS INVESTMENTS, INC.

Notes to Consolidated Financial Statements

July 31, 2017 and 2016

During the year ended July 31, 2016, the Company issued 250,000 (post-split) shares valued at $2,790,000 for services. The shares were returned during the year.

During the year ended July 31, 2016, the Company issued 2,025,000 (post-split) shares valued at $23,929,000 for services.

During the year ended July 31, 2016, the Company issued 2,416,639 (post-split) shares valued at $29,799,642 for the non-cash exercise of stock options.

During the year ended July 31, 2017, the Company issued 261,798 shares of common stock (post-split) valued at $2,540,107 related to various Diamond Purchase Agreements.

During the year ended July 31, 2017, the Company issued 4,000,000 shares of common stock (post-split) valued at $8,800,000 for services.

During the year ended July 31, 2017, the Company issued 1,561,250 shares of common stock (post-split) valued at $14,230 for the conversion of a convertible note payable dated November 1, 2013.

NOTE 12 – SUBSEQUENT EVENTS

On November 1, 2017, we effected a one-for- four reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

On November 16, 2017, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with American Freight Xchange, Inc., a privately held New York corporation (“American Freight”), and Shipzooka Acquisition Corp. (“Shipzooka Sub”), a newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Shipzooka Sub merged with and into American Freight (the “Merger”) on December 5, 2017, with the filing of Articles of Merger with the Nevada Secretary of State and Certificate of Merger with the New York Division of Corporations.

The following tables summarized the financial position of American Freight as of the date of acquisition.

As of November 1, 2017
Consolidated Balance Sheet:

Total assets	$526,494
Total liabilites	$936,018
Total stockholders' defcit	$(409,524)
Total Liabilites and Stockholders' Deficit	$526,494

Through November 1, 2017
Consolidated Statement of Operations:

Revenue	$2,654,270
Cost of revenue	$1,277,473
Loss from operations	$1,514,912
Net income (loss)	$(138,115)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 10, 2018, the Company dismissed AMC Auditing, LLC (the “Former Accountant”) as the Company’s independent registered public accounting firm and the Company engaged BMKR, LLP (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on January 12, 2018.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name, age, and position of our current director and executive officer as of the date of this Annual Report.

Name	Age	Position(s) and Office(s) Held
Ronald Shapss	70	Chairman of the Board of Directors
James W. Zimbler	53	Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Ronald Shapss, Chairman of the Board of Directors

Ron founded Ronald Shapss Corporate Services, Inc. ('SCS') in 1992. Mr. Shapss also founded Coach USA, Inc. Mr. Shapss has been Chairman of the Board and Director of High Velocity Alternative Energy Corp. (formerly, American Petroleum Group Inc.) since February 15, 2005. He served as Chairman of the Board of AccountAbilities, Inc. until May 2008 and served as its Director from July 2003 to May 2008. He also serves as Member of advisory boards of Consolidated Partners Founding Fund, L.L.C., and 1+ USA, Inc., which founded Advanced Communications Group, Inc. Mr. Shapss is a member of the New York bar. He is a 1970 of graduate of Brooklyn Law School.

James W. Zimbler, CEO and Director

James W. Zimbler is a management consultant, through his company Emerging Growth Advisors, Inc., specializing in roll ups and turn-around work. Currently he is President of Precious Investments, Inc., a public company that recently acquired KRG Logistics, Inc. Mr. Zimbler has over fifteen years’ experience in the trucking and logistics filed, with numerous companies. Mr. Zimbler, is a founder of Eco Petroleum Solutions, Inc. He was worked with many public and private companies and has involved in consulting for capital raising, recapitalization and mergers and acquisitions for various clients since 2000.  He has served on the Board of Directors and/or as officer of several companies since 2000, including Accountabilities, Inc., Triton Petroleum Group, Inc., Universal Media, Inc., and Genio Holdings, Inc.

Directors

Our bylaws authorize no less than one (1) and more than thirteen (13) directors. We currently have two (2) directors.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding

(excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended July 31, 2017, other than as set forth in the following information. Kashif Khan did not file any reports concerning his ownership in the company.

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

For the fiscal year ending July 31, 2017, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended July 31, 2017 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees and obtains additional officers and directors.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2017 and 2016.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Kashif Khan Prior CEO, Director	2017 2016	100,000 100,000	- -	- 77,480,000	- 29,799,644	- -	100,000 107,379,644
Nataliya Hearn Former CEO and Director	2017 2016	- -	- -	- 1,490,000	- -	- -	- 1,490,000

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

The following is a summary of the material terms of the Khan Agreement.

▪	The term commences on July 29, 2016 and ends on the earlier of (i) Khan’s death or mental or physical disability or incapacity, (ii) Khan’s resignation or (iii) termination by the Company at any time.

▪	Khan’s initial annual Base Salary is $100,000.

▪	Khan will be eligible to earn bonus a Performance Bonus for each complete fiscal year, which will be equal to fifty percent (10%) of his Base Salary for such fiscal year (the “Target Bonus”). The actual amount of the Performance Bonus payable to Khan for any fiscal year may be greater than or less than the Target Bonus for such fiscal year and will be determined by the decision of the board of directors based on the achievement of certain financial and individual performance goals to be established annually by the board of directors.

▪	We will immediately grant to Khan 1,625,000 post-split shares of our common stock.

▪	We will immediately grant to Khan an option to purchase 2,500,000 post-split shares of our common stock with vesting and strike prices set forth in the Khan Agreement.

▪	Khan will have the right to convert any then unpaid compensation to our common stock at a 50% discount to the then market rate of our Common Stock based on the closing price of the prior ten days trading.

▪	Khan will be entitled to participate in our health and welfare benefit programs and vacation and other benefit programs for which other employees of our company are generally eligible, subject to any eligibility requirements of such plans and programs.

▪	Upon termination of Khan’s employment, she may be entitled to receive certain post-termination severance benefits depending upon whether such termination is by the Company without Cause, in relation to a Change of Control, a resignation by Khan for Good Reason, or by reason of Khan’s death or disability (as such terms are defined in the Khan Agreement). In the event the Company terminates Mr. Khan’s employment without Cause or Mr. Khan elects a resignation for Good Reason, Khan shall be entitled to receive as severance his Base Salary for a period equal to the number of complete months she has worked for the Company, up to a maximum of three (3) months.

On July 29, 2016, we issued to Khan 4,041,639 post-split shares of our common stock from a stock grant and option exercise in connection with his employment agreement.

On February 17, 2016, we entered into an employment agreement (the “Hearn Agreement”) effective November 1, 2014 with our former officer and director, Nataliya Hearn (“Hearn”).

The following is a summary of the material terms of the Hearn Agreement.

▪	The term commences on November 1, 2014 and ends twelve (12) months after that date, with automatic renewal thereafter.

▪	Hearn’s compensation will be 100,000 shares of the Company's Common Stock, issued each quarter of her service with the Company.

On February 17, 2016 we issued a company controlled by Hearn 125,000 post-split shares of our Common Stock as required in the Hearn Agreement for the five quarters of compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 20, 2018, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 170 Traders Boulevard, Mississauga, Ontario L4Z 1W7.

	Common Stock			Series C Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)		Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
James Zimbler		-	-	1,000,000	100%
Ronald Shapss		-	-	-	-
All Directors and Executive Officers as a Group (2 persons)		-	-	1,000.000	100%
5% Holders
Realty Capital Management(3) Blienham Trust PO Box 3483 Road Town, Tortola, British Virgin Islands	11,904,204		49%	-	-
John Figliolini (4) 12862 Riverside Drive East Windsor, ON N8N1A8 Canada	1,352,534		9.6%	-	-
Torey Jean Gault 12862 riverside Dr. East Windsoe, ON N8N1A8 (5)	1,556,472		11%	-	-

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 12,816,299 shares of common stock as of March 20, 2018. The percent of class of Series C Preferred Stock is based on 1,000,000 shares of common stock as of March 20, 2018.

(3)	Julius Csurgo is the beneficial owner of the shares held by Realty Capital Management. Represents 341,875 shares of common stock and principal and accrued interest under a convertible note that is convertible into 11,562,329 shares of our common stock.

(4)

John Figliolini is the beneficial owner of the shares held by Helena Growth Capital Ltd. and Saint James Capital Management. Represents 27,163 shares of common stock in Helena Growth Capital Ltd., 102,704 shares of common stock held in Saint James Capital Management and principal and accrued interest under a convertible note that is convertible into 1,222,667 shares of our common stock.

(5)	Represents 517,361 shares of common stock in her name and principal and accrued interest under a convertible note that is convertible into 1,039,111 shares of our common stock.

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

On January 26, 2018, we amended the three convertible note agreements, as follows:

Holder	New Maturity	Conversion of all Principal and Interest as of December 31, 2017	Interest
Realty Capital Management (Julius Csurgo)	December 31, 2018	Convertible at $0.00146 per share for 11,562,329 shares	Interest waived after December 31, 2017
Helena Growth Capital Ltd. (John Figliolini)	December 31, 2018	Convertible at $0.00146 per share for 1,222,667 shares	Interest waived after December 31, 2017
Torey Jean Gault	December 31, 2018	Convertible at $0.00146 per share for 1,039,111 shares	Interest waived after December 31, 2017

Karrah, Inc. has paid certain of our expenses. The sole owner of Karrah, Inc. is the wife of Kashif Khan, our officer and director. Karrah advanced $442,497 and $0 during the years ended July 31, 2017 and 2016. As of the July 31, 2017 and 2016, there were $691,202 and $133,554 due, respectively.

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

On July 6, 2016, the Company entered into a one year Consulting Agreement with Karrah, Inc. and Kashif Khan for the team to act as a non-exclusive advisor and sales agent in assisting us in the marketing and sales of our colored diamond inventory on an international basis and domestically.

In exchange for the consulting services, the Company agreed to allow the consultant to retain up to the first $1,500,000 in revenues generated, which shall be used exclusively to pay off that certain promissory note we issued to Karrah, Inc. dated October 28, 2016 in the principal amount of $1,500,000. Following such payment, we have agreed to a revenue share, with our company allotted 95% and the consultant allotted 5% of all gross revenues received solely from the efforts of the consultant in the sale of our diamond inventory. Sales conducted by us will not be subject to a revenue share. During the year ended December 31, 2017, the Company paid $916,366 is sales revenue toward the note. As of the year ended July 31, 2017, the Company recognized $35,018 of interest expense and had the note had a balance of $583,634.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services		Audit Related Fees	Tax Fees	Other Fees
2016	$20,000	(1)	$20,000	$0	$0
2017	$25,000	(2)	$25,000	$0	$0

(1)	Paid to AMC Auditing, LLC
(2)	Paid to BMKR, LLP

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

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

Precious Investments, Inc.

By:	James W. Zimbler
James W. Zimbler President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Zimbler
James W. Zimbler
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 30, 2018

By:	/s/ Ronald Shapss
Ronald Shapss
Chairman and Director
March 30, 2018

