Form 10-Q
period 2017-10-31
Precious Investments, Inc.
filed 2018-05-17
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2017

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

631-994-3242
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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Interim Balance Sheets as of October 31, 2017 (unaudited) and July 31, 2017;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended October 31, 2017 and 2016 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the three months ended October 31, 2017 and 2016 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2017	July 31, 2017
ASSETS
Cash	$5,824	$10,997
Inventory	—	203,000
Accounts and other receivable	20,000	24,407
Total current assets	25,824	238,404
Total assets	$25,824	$238,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$324,549	$248,408
Promissory notes	16,450	16,450
Convertible notes payable	9,448	9,448
Related party payables	473,689	460,066
Total current liabilities	824,136	734,372

Promissory notes - related party	470,634	673,634

Total liabilities	1,294,770	1,408,006

Contingencies and commitments	—	—

Stockholders' (deficit) equity
Common stock; $0.001 par value; 250,000,000 shares authorized;12,565,645 outstanding as of October 31, 2017 and July 31,2017, respectively	12,566	12,566
Additional paid-in capital	78,391,183	78,391,183
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(79,600,723)	(79,507,419
Noncontrolling interest	(26,972)	(20,932)
Total stockholders' (deficit) equity	(1,268,946)	(1,169,602)

Total liabilities and stockholders' (deficit) equity	$25,824	$238,404

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Quarters Ended
	October 31, 2017	October 31, 2016

Revenues	$203,000	$668,566

Cost of revenue	203,000	668,566

Gross profit	—	—

Operating expenses
Executive compensation	25,000	25,000
General and administrative expenses	27,645	53,687
Professional fees	38,798	80,288
Total operating expenses	91,443	158,975

Loss from operations	(91,443)	(158,975)

Other expense
Interest expense	(7,901)	(16,090)
Loss on asset purchase	—	(1,500,000)
Loss on acquisiton of Flawless Fund	—	—
Loss on inventory valuation		(3,006,438)
Total other expense	(7,901)	(4,522,528)

Net loss	(99,344)	(4,681,503)

Net loss attributable to noncontrolling interest	(6,040)	—

Net loss Attributable to Company	$(93,304)	$(4,681,503)

Net loss per common share: basic and diluted	$(0.00)	$(0.69)
Basic and diluted weighted average common shares outstanding	34,893,713	6,811,357

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Quarters Ended
	October 31, 2017	October 31, 2016
Cash Flows from Operating Activities
Net loss	$(93,304)	$(4,681,503)
Net loss attributable to noncontrolling interest	(6,040)	—
Net loss attributable to the Company	(99,344)	(4,681,503)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	—	978
Loss on asset purchase	—	1,500,000
Changes in assets and liabilities
Accounts receivable	4,407	(94,500)
Accounts payable and accrued expenses	76,141	40,112
Inventory	203,000	3,675,003
Net cash from operating activities	184,204	440,090

Cash Flows from Financing Activities
Payments on Loans Payable	—	(553,900)
Payments on convertible notes payable	(203,000)	113,810
Advances from related parties	13,623	—
Net cash from financing activities	(189,377)	(440,090)

Net increase (decrease) in cash	(5,173)	—

Cash, beginning of period	10,997	—

Cash, end of period	$5,824	$—

Non-Cash investing and financing transactions
Issuance of note payables for inventory	$—	$1,500,000
Issuance of common stock for inventory	$—	$3,411,368
Shares issued to settle convertible debt	$—	$3,476

The accompanying notes are an integral part of these audited financial statements

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2017

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2017

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. The consolidated financial statements include the financial statements of the Company and its 75% owned subsidiary Flawless Fund GP, Inc. All inter-company balances and transactions have been eliminated.

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended July 31, 2017. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period. Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2017, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of October 31, 2017 and 2016 the allowance for doubtful accounts was $0 and $0, respectively.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of October 31, 2017 and 2016.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images, and property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2017

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of October 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2017

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

Discontinued Operations

For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. Fair value is estimated using accepted valuation techniques such as a DCF model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the divestiture of a business may differ from the estimated fair value reflected in the Consolidated Financial Statements. Depreciation, depletion, and amortization expense is not recorded on assets of a business to be divested once they are classified as held for sale. Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or held for sale.

For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held for sale on the Consolidated Balance Sheet and to discontinued operations on the Consolidated Statement of Operations, respectively, for all periods presented. The gains or losses associated with these divested businesses are recorded in discontinued operations on the Consolidated Statement of Operations. The Consolidated Statement of Cash Flows is also reclassified for assets and liabilities of operations held for sale and discontinued operations for all periods presented.

Revenue Recognition

The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2017, the Company has an accumulated deficit of $79,600,723. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2017

NOTE 3 – PROMISSORY NOTES

Promissory notes payable as of October 31, 2017 and July 31, 2017 consisted of the following:

Description	October 31, 2017	July 31, 2017
* Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
* Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
* Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
* Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Total	$16,450	$16,450

On February 2, 2018, these notes were extended by the noteholder to December 31, 2018 and are no longer in default.

Interest expense related to the notes for the three months ended October 31, 2017 and 2016 was $498 and $498 respectively.

NOTE 4- CONVERTIBLE DEBT

Convertible debt as of October 31, 2017 and July 31, 2017 consisted of the following:

Description	October 31, 2017	July 31, 2017
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	9,448	9,448

Convertible notes, net of discount	9,448	9,448

During the three months ended October 31, 2017 and 2016, Interest expense related to these notes for the three months ended October 31, 2017 and 2016 was $286 and $611, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $13,623 and $113,810 during the three months ended October 31, 2017 and 2016, respectively. As of October 31, 2017 and July 31, 2017, there were $473,689 and $460,066 due to related parties, respectively.

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2017

On October 26, 2016, the Company learned that it was not possible to obtain an audit of Karrah. As such on October 28, 2016, the Company restructured the entire transaction by entering into a Termination and Restructure Agreement.

As part of the Termination and Restructure Agreement, the Company and Khan mutually agreed to cancel the Agreement to acquire the issue and outstanding shares of stock in Karrah. Second, the Company agreed to purchase from Karrah its customer list in exchange for a revised promissory note. The New Note will be in favor of Karrah, valued at $1,500,000 with interest at 6% per annum, and will not be secured by the assets of Karrah. During the three months ending October 31, 2017 and 2016, the Company recognized of $7,118 and $14,003 of interest expense. As of the October 31, 2017 and July 31, 2017, the note had a balance of $673,634 and $470,634, respectively.

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

During the three months ended October 31, 2017, the Consultant retained $203,000 in Company sales in payment of the above mentioned note payable.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock. As of October 31, 2017 and July 31, 2017 there were 12,565,645 shares of common stock issued and outstanding.

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2017

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

On February 20, 2018, Precious Investments, Inc. (the “Company”), entered into a Letter of Intent (“Letter of Intent”) for the Company to purchase 100% of the issued and outstanding stock of Recommerce Group, Inc. (“Recommerce”), along with certain other related documents.

Recommerce provides retailers and manufacturers with a comprehensive green approach to managing, remanufacturing, recycling and selling returned consumer products creating profits from returns.

Along with the Letter of Intent, the Company executed a Secured Promissory Note, dated February 20, 2018 (“Note 1”) of the Company with Professional Trading Services, Ltd. (the “Lender”), in the principal amount of $1,034,000, to be used a Bridge Loan pursuant to second Secured Promissory Note, dated February 20, 2018, between the Company and Recommerce (“Note 2”). The proceeds of Note 1 were to be used as a loan to Recommerce, prior to the closing of the transaction, for specific payments to be made by Recommerce, as detailed by a Use of Proceeds agreed to by the Company, Lender and Recommerce. Note 1 and Note 2 were both due on March 8, 2018, subsequent Events or upon the funding to the Company of a total of $2,000,000, to be used for the acquisition of Recommerce, whichever was later. Additionally, as part of Note 1 and Note 2, an “escrow account” was to be set up regarding the specific use of proceeds of the Proceeds of Note 1 and Note 2, that being a loan to Recommerce by the Company, and as set forth on the Schedule 1.02 annexed to Note 1 and Note 2. The Company, Lender and Recommerce, also agreed, as set forth in Note 1 and Note 2 to the appointment of an Escrow Agent to hold the Proceeds of the Note to be disbursed pursuant to the Use of Proceeds agreed upon in Note 1 and Note 2.

The Letter of Intent had an expiration date of March 30, 2018. On April 4, 2018, Recommerce notified the Company that the Letter of Intent had expired. The Company and Recommerce continued to engage in discussion about a transaction past the expiration date of the Letter of Intent.

On April 4, 2018, the Company was notified that the remaining balance of funds from Note 1, in the amount of approximately $203,000, that had not been disbursed and released pursuant to the agreed upon Use of Proceeds, as specified in Note 1 and Note 2, had without any notification or approval by the Company, had been removed from the account and sent to a third party, and not the Lender, by agents of the Lender.

The Company did not give any approval for this action.

Pursuant to Note 1 and Note 2, it was agreed that the Lender or his/its designee shall approve any and all disbursements of the Proceeds by the Escrow Agent from the Proceeds of this Note, prior to any disbursement by the Escrow Agent. The Company agrees to provide the Escrow Agent and the Lender reasonable documentation as to the use of any of the Proceeds.

The President of the Company, James W. Zimbler is also a control person of Recommerce.

On November 16, 2017, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets, where we transferred all assets and business operations associated with our colored diamond business and joint venture, Flawless Fund GP Inc., to the other parties to the agreement. In exchange, the Company received 16,000,000 shares in our company and a promise to assume up to $100,000 in liabilities relating to our former business. At the time the colored diamond business was considered to represent the entire Company and therefore cannot be distinguished from the rest of the Company. As such, the colored diamond business does not meet the definition of a component of the Company and is not presented as discontinued operations in the current quarter financial statements.

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

Overview

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

We intend to carry on the business of American Freight, as our primary line of business. We have relocated our principal executive offices to 170 Traders Blvd East, Mississauga, Ontario L4Z 1W7, and our telephone number is 631-994-3242.

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

Our Business

We are both a less-than-truckload (“LTL”) and a Third-Party Logistics (“3PL”) carrier, providing regional, inter-regional and national LTL and or 3PL services. These include arranging for ground and air expedited transportation and consumer household pickup and delivery (“P&D”), through a single integrated organization. In addition to our core LTL services, we offer a range of value-added services which cover different areas, such as, truckload brokerage, supply chain consulting and warehousing and pick and ship services.

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

Results of Operation for Three Months Ended October 31, 2017 and 2016

Revenues

We generated revenue of $203,000 for the three months ended October 31, 2017, as compared revenues of $668,566 for same period ended 2016. All of our revenues were generated from the sale of our colored diamond inventory. Since we have divested our colored diamond business, all future revenues are expected to come from our freight logistics business.

Our cost of revenues was $203,000 for the three months ended October 31, 2017, as compared with cost of revenue of $668,556 for the same period ended 2016. This is attributable to the fair market value of the shares of common stock that we sold to acquire our colored diamonds.

Operating Expenses

Operating expenses decreased to $91,443 for the three months ended October 31, 2017 from $158,975 for the three months ended October 31, 2016. Our operating expenses for the three months ended October 31, 2017 consisted of the equity expense to compensate our sole officer and director of $25,000, equity and cash consideration for professional fees of $38,798 and general and administrative expenses of $26,445. Our operating expenses for the three months ended October 31, 2016 consisted of professional fees of $80,288, general and administrative expenses of $53,687 and executive compensation of $25,000.

We expect that our operating expenses will increase for the year ended 2018 as a result of the transaction with American Freight Xchange, Inc., and KRG Logistics, Inc.

Other Expenses

We had other expenses of $(7,901) for the three months ended October 31, 2017, compared with other expenses of $(16,090) for the three months ended October 31, 2016. Other expenses for the three months ended October 31, 2017 consisted solely of interest expense. Other expenses for the three months ended October 31, 2016 consisted of interest expense of $16,090, the loss on the purchase of assets of $4,506,438.

Net Loss

Net loss for the three months ended October 31, 2017 was $(93,304) compared to net loss of $(4,681,528) for the three months ended October 31, 2016.

Liquidity and Capital Resources

As of October 31, 2017, we had current assets of $25,824 consisting of Cash on hand of $5,824 and Accounts and other receivables of $20,000. Our total current liabilities as of October 31, 2017 were $824,136. We therefore had negative working capital of $(798,312) as of October 31, 2017.

Operating activities provided $184,204 in cash for the three months ended October 31, 2017, as compared with cash provided of $440,090 for the same period ended 2016. Our positive operating cash flow for the three-months ended October 31, 2017 was mainly the discontinues operations. Our positive operating cash flow for the three-months ended October 31, 2016 was mainly the result of an increase in inventory and the loss on assets we purchased, offset mainly by our net loss for the quarter.

Financing activities used $189,377 for the three months ended October 31, 2017, as compared with cash used of $440,090 for the same period ended 2016. Our positive financing cash flow for the three months ended October 31, 2017 was mainly the result of loans. Our negative financing cash flow for the three months ended October 31, 2016 was mainly the result of payments on loans payable, offset up advances from related parties.

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

Off Balance Sheet Arrangements

As of October 31, 2017, there were no off-balance sheet arrangements.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2017, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Going Concern

As of October 31, 2017, we had an accumulated deficit of $25,824. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of October 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending October 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.
Date:	May 17, 2018
By:	/s/ James Zimbler
James Zimbler
Title:	President, Chief Executive Officer, and Director

