Form 10-Q
period 2018-01-31
Precious Investments, Inc.
filed 2018-05-23
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Interim Balance Sheets as of January 31, 2018 (unaudited) and July 31, 2017;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and six months ended January 31, 2018 and 2016 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the six months ended January 31, 2018 and 2016 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

PRECIOUS INVESTMENTS, INC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2018	July 31, 2017
ASSETS
Current assets
Cash	$38,900	21,794
Accounts receivable	451,332	514,312
Prepaid and other assets	39,553	49,528
Total current assets	529,785	585,633

Fixed assets, net of accumulated depreciation	42,955	50,557

Total assets	$572,740	$636,190

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	606,393	577,704
Deferred revenue	23,350	41,555
Related party payables	111,301	97,696
Loans payable	146,450	—
Notes payable, net of debt discount	267,327	212,806
Convertible notes payable, net of debt discount	9,448	—
Total current liabilities	1,164,269	929,761

Total liabilities	1,164,269	929,761

Contingencies and commitments	—	—

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares and 0 issued and outstanding as of January 31, 2018 and 2017, respectively	1,000	1,000

Common stock, $0.001 par value, 100,000,000 shares authorized, 12,565,645 and 5,000 shares issued as of January 31, 2018 and July 31, 2017, respectively and 8,565,645 and 5,000 shares outstanding as of January 31, 2018 and July 31, 2017, respectively	12,567	5
Additional paid in capital	74,388	—
Treasury stock	(45,000)	—
Accumulated defcit	(629,860)	(292,841)
Accumulated other comprehensive income	(4,624)	(1,735)
Total stockholders' equity	(591,529)	(293,571)

Total liabilities and stockholders' equity	$572,740	$636,190

See accompanying notes to the consolidated financial statement

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017

Service revenues	$876,402	$655,709	$1,775,867	$1,584,204

Cost of sales	816,010	589,631	1,545,789	1,402,271

Gross profit	60,392	66,078	230,078	181,933

Operating expenses
General and administrative	42,628	28,797	49,294	56,835
Wages and benefits	131,467	97,983	231,224	160,551
Rent	7,730	5,026	14,299	11,253
Professional fees	105,216	32,875	264,884	89,412
Total operating expenses	287,041	164,681	559,701	318,051

Other expenses
Interest expense	(3,859)	(3,107)	(8,396)	(6,448)
Total expenses	(3,859)	(3,107)	(8,396)	(6,448)

Net loss	$(230,508)	$(101,710)	$(338,019)	$(142,566)

Net loss per common share - basic	$(0.03)	$(20.34)	$(0.04)	$(28.51)

Weighted average number of common shares outstanding - basic	$8,565,645	$5,000	$8,565,645	$5,000

See accompanying notes to the consolidated financial statement

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	January 31, 2018	January 31, 2017
Cash Flows from Operating Activities
Net loss	$(338,019)	$(142,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Warrants issued for services	108,883	—
Depreciation and amortization	7,604	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	62,980	124,714
(Increase) decrease in inventory	—	—
(Increase) decrease in prepaid expenses	9,975	11,271
(Increase) decrease in accounts payable	(11,590)	57,265
(Increase) decrease in deferred revenue	(18,205)	11,283
Net cash used in operating activities	(178,372)	61,967

Cash Flows from Investing Activities:
Purchase of fixed assets	—	(3,617)
Net cash used in investing activities	—	(3,617)

Cash Flows from Financing Activities:
Proceeds from notes payable	184,763	—
Repayments from notes payable	—	(45,214)
Repayments from loans payable - related party	111,301	—
Proceeds from loans payable - related party	(97,696)	(12,694)
Net cash provided by financing activities	198,368	(57,908)

EFFECT OF EXCHANGE RATE ON CASH	(2,889)	(442)

Net increase in cash	17,107	—

Cash, beginning of period	21,794	—

Cash, end of period	$38,900	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to the consolidated financial statement

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2018

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

On November 16, 2017, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with American Freight Xchange, Inc., a privately held New York corporation (“American Freight”), and Shipzooka Acquisition Corp. (“Shipzooka Sub”), a newly formed wholly-owned Nevada subsidiary of Precious Investments, Inc. In connection with the closing of this merger transaction, Shipzooka Sub merged with and into American Freight (the “Merger”) on December 5, 2017, with the filing of Articles of Merger with the Nevada Secretary of State and Certificate of Merger with the New York Division of Corporations.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2018

The transaction resulted in the Company acquiring Subsidiary by the exchange of all of the outstanding shares of Subsidiary for 1,000,000 newly issued Series C Preferred shares of stock, $0.001 par value (the “Preferred Stock”) of Parent which have conversion and voting rights of 72.5 votes for each share, representing approximately 90.2% of the voting rights

For accounting purposes, the transaction was treated as a reverse merger since the acquired entity now forms the basis for operations and the transaction resulted in a change in control, with the acquired company electing to become the successor issuer for reporting purposes. The accompanying financial statements have been prepared to reflect the assets, liabilities and operations of American Freight Xchange, Inc. exclusive of Precious Investments, Inc since all predecessor operations were discontinued.

As part of the transaction, amounts due to former officers were forgiven, with the balances recorded as Contributed Capital. For equity purposes, accumulated deficit shown are those American Freight Xchange, Inc.

Principles of consolidation

The consolidated financial statements include the accounts of Precious Investments, Inc. and its wholly owned subsidiaries American Freight Xchange, Inc and KRG, Inc. All significant inter-company transactions and balances have been eliminated.

Basis of Presentation

The condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal period ended on July31, 2017. We have summarized our most significant accounting policies.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of January 31, 2018 and 2017 the allowance for doubtful accounts was $0 and $0, respectively.

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2018

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of January 31, 2018 and 2017.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of January 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

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

For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held for sale on the Consolidated Balance Sheet and to discontinued operations on the Consolidated Statement of Operations, respectively, for all periods presented. The gains or losses associated with these divested businesses are recorded in discontinued operations on the Consolidated Statement of Operations. The Consolidated Statement of Cash Flows is also reclassified for assets and liabilities of operations held for sale and discontinued operations for all periods presented

Derivative Financial Instruments

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2018

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date

Fair value of financial instruments

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

Inventories

The Company does not hold any inventory as assets.  All inventory in our operations is owned by the shipper.

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

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2018, the Company has an accumulated deficit of $495,500. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2018

NOTE 3 – PROMISSORY NOTES

Promissory notes payable as of January 31, 2018 and July 31, 2017 consisted of the following:

Description	January 31, 2018	July 31, 2017
* Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$—
* Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	—
* Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	—
* Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	—
* Note payable dated December 26, 2017, matures March 26, 2018, bearing interest at 12% per annum.	130,000
Total	$146,450	$—

*On February 2, 2018, these notes were extended by the noteholder to December 31, 2018 and are no longer in default.

Interest expense related to the notes for the three months ended January 31, 2018 was $498.

NOTE 4 - LINE OF CREDIT

The Company has line of credit with a maximum borrowing limit of of $400,000, bearing a interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of January 31, 2018 and July 31, 2017, $267,326 and $212,806 were drawn on the line of credit, respectively.

NOTE 5- CONVERTIBLE DEBT

Convertible debt as of January 31, 2018 and July 31, 2017 consisted of the following:

Description	January 31, 2018	July 31, 2017
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	9,448	—

Convertible notes, net of discount	9,448	—

Interest expense related to these notes for the three months ended January 31, 2018 was $286.

NOTE 6 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as due to related parties. The shareholder advanced $13,605 during the six months ended January 31, 2018. As of January 31, 2018, and July 31, 2017, there were $111,301 and $97,696 due to related parties, respectively.

NOTE 7 – TRANSFER AND ASSIGNMENT OF ASSETS

On November 16, 2017, the Company entered into an agreement of conveyance, transfer and assignment of assets (the “Agreement”) with its former officer Kashif Khan and the non-controlling owners of the Company subsidiary Flawless Funds GP (assignees), in which the Company was returned 16,000,000 pre-reverse shares of its common stock in consideration of all assets related to its previous colored diamond business which had a book value related to accounts receivable of $20,000. Additionally, the assignees agreed to pay up to $100,000 in liabilities on the behalf of the Company. As of January 31, 2018, the 16,000,000 pre-reverse shares have been returned and the Company has recorded the net consideration received of $80,000 as an increase to additional paid in capital.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2018

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of January 31, 2018, and July 31, 2017 there were 12,565,645 shares of common stock issued and 8,565,645 and 12,565,645 shares outstanding, respectively. There were also 1,000,000 shares of Series C Preferred stock outstanding as of January 31, 2018, and July 31, 2017.

On November 1, 2017, we effected a one-for- four reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

On November 7, 2017, the Company designated 1,000,000 shares of Preferred Stock as Series C Preferred stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. As of January 31, 2018, there were 1,000,000 shares of Preferred C shares issued and outstanding.

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

Office Lease

On January 8, 2018, the Company executed an amendment to an existing lease agreement to extend the lease term for one year at a rate of $19,132 per month.

Future minimum lease payments of the lease are below:

Year	Amount
2018	$114,792
2019	$114,792

On February 23, 2016, the Company entered into a sixty-six (66) month lease for two copiers for quarterly payment of $1,350.

Future minimum lease payments of the lease are below:

Year	Amount
2018	$2,700
2019	$5,400
2020	$5,400
2021	$5,400

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2018

NOTE 10 – SUBSEQUENT EVENTS

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

Along with the Letter of Intent, the Company executed a Secured Promissory Note, dated February 20, 2018 (“Note 1”) of the Company with Professional Trading Services, Ltd. (the “Lender”), in the principal amount of $1,034,000, to be used a Bridge Loan pursuant to second Secured Promissory Note, dated February 20, 2018, between the Company and Recommerce (“Note 2”). The proceeds of Note 1 were to be used as a loan to Recommerce, prior to the closing of the transaction, for specific payments to be made by Recommerce, as detailed by a Use of Proceeds agreed to by the Company, Lender and Recommerce. Note 1 and Note 2 were both due on March 8, 2018, ubsequent Events or upon the funding to the Company of a total of $2,000,000, to be used for the acquisition of Recommerce, whichever was later. Additionally, as part of Note 1 and Note 2, an “escrow account” was to be set up regarding the specific use of proceeds of the Proceeds of Note 1 and Note 2, that being a loan to Recommerce by the Company, and as set forth on the Schedule 1.02 annexed to Note 1 and Note 2. The Company, Lender and Recommerce, also agreed, as set forth in Note 1 and Note 2 to the appointment of an Escrow Agent to hold the Proceeds of the Note to be disbursed pursuant to the Use of Proceeds agreed upon in Note 1 and Note 2.

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

Pursuant to Note 1 and Note 2, it was agreed that the Lender or his/its designee shall approve all disbursements of the Proceeds by the Escrow Agent from the Proceeds of this Note, prior to any disbursement by the Escrow Agent. The Company agrees to provide the Escrow Agent and the Lender reasonable documentation as to the use of any of the Proceeds.

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

Results of Operation for Three Months Ended January 31, 2018 and 2016

Revenues

We generated revenue of $876,402 for the three months ended January 31, 2018, as compared revenues of $655,709 for same period ended 2016. We generated revenue of $1,755,867 for the six months ended January 31, 2018, as compared revenues of $1,584,204 for same period ended 2016. Since we have divested our colored diamond business, all future revenues are expected to come from our freight logistics business.

Our cost of revenues was $816,010 for the three months ended January 31, 2018, as compared with cost of revenue of $589,631 for the same period ended 2016. Our cost of revenues was $1,545,789 for the six months ended January 31, 2018, as compared with cost of revenue of $1,402,271 for the same period ended 2016.

Operating Expenses

Operating expenses of $287,041 for the three months ended January 31, 2018 as compared to $164,681for the three months ended January 31, 2017. Our operating expenses for the three months ended January 31, 2018 consisted mainly of wages and benefits of $131,467, professional fees of $105,216, rent of $7,730 and general and administrative expenses of $47,628. Our operating expenses for the three months ended January 31, 2017 consisted mainly of wages and benefits of $97,983, professional fees of $32,875, rent of $5,026 and general and administrative expenses of $28,797.

Operating expenses increased to $559,701 for the six months ended January 31, 2018 from $318,051 for the six months ended January 31, 2017. Our operating expenses for the six months ended January 31, 2018 consisted mainly of wages and benefits of $231,224, professional fees of $264,884, rent of $14,299 and general and administrative expenses of $49,294. Our operating expenses for the six months ended January 31, 2017 consisted mainly of wages and benefits of $190,867, professional fees of $175,583, rent of $11,253 and general and administrative expenses of $56,835.

We expect that our operating expenses will increase for the year ended 2018 as a result of the transaction with American Freight Xchange, Inc., and KRG Logistics, Inc.

Other Expenses

We had other expenses of $(3,748) for the three months ended January 31, 2018, equal with other expenses of $(3,107) for the three months ended January 31, 2017. Other expenses for the three months ended January 31, 2018 consisted mainly of Interest expense. Other expenses for the three months ended January 31, 2017 consisted of interest expense of $(3,107).

We had other expenses of $(8,396) for the six months ended January 31, 2018, compared with other expenses of $(6,448) for the six months ended January 31, 2017. Other expenses for the six months ended January 31, 2018 consisted mainly of Interest expense.

Net Loss

Net loss for the three months ended January 31, 2018 was $(230,508) compared to net loss of $(101,710) for the three months ended January 31, 2017. Net loss for the six months ended January 31, 2018 was $(338,019) compared to net loss of $(142,566) for the six months ended January 31, 2017.

Liquidity and Capital Resources

As of January 31, 2018, we had current assets of $572,740 consisting of Cash of $38,900, Accounts receivable of $451,332 and prepaid and other assets of $39,553. Fixed asset, net of accumulated depreciation was $42,955. Our total current liabilities as of January 31, 2018 were $1,018,046. We therefore had negative working capital of $(634,484) as of January 31, 2018.

Operating activities provided a net loss of $(338,019) in cash for the six months ended January 31, 2018, as compared with cash provided of $(142,566) for the same period ended 2017. Our negative operating cash flow for the six-months ended January 31, 2018 was mainly the result of increases on accounts payable and deferred revenue. Our negative operating cash flow for the six-months ended January 31, 2017 was mainly the result of an increase in prepaid expenses.

Financing activities provided $198,368 for the six months ended January 31, 2018, as compared with cash used of $(57,694) for the same period ended 2016. Our positive financing cash flow for the six months ended January 31, 2018 was mainly the result of repayments from loans payable.

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

Off Balance Sheet Arrangements

As of January 31, 2018, there were no off balance sheet arrangements.

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

Going Concern

As of January 31, 2018, we had an accumulated deficit of $(495,500). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of January 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending January 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended January 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Precious Investments, Inc.
Date:	May 23, 2018
By:	/s/ James Zimbler
James Zimbler
Title:	President, Chief Executive Officer, and Director

