Form 10-Q
period 2018-04-30
Precious Investments, Inc.
filed 2018-06-20
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2018

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,816,299 common shares as of June 19, 2018.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Interim Balance Sheets as of April 30, 2018 (unaudited) and July 31, 2017;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2018 and 2017 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the nine months ended April 30, 2018 and 2017 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

PRECIOUS INVESTMENTS, INC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2018	July 31, 2017
ASSETS
Current assets
Cash	$29,460	$21,794
Accounts receivable	466,105	514,312
Prepaid and other assets	65,727	49,528
Total current assets	561,292	585,633

Fixed assets, net of accumulated depreciation	46,101	50,557

Total assets	$607,393	$636,190

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	628,996	577,704
Deferred revenue	14,576	41,555
Related party payables	152,338	97,696
Loans payable	146,450	—
Notes payable, net of debt discount	226,197	212,806
Convertible notes payable, net of debt discount	122,082	—
Total current liabilities	1,290,639	929,761

Total liabilities	1,290,639	929,761

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,1,000,000 shares and 0 issued and outstanding as of December 31, 2017 and 2016, respectively	1,000	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,565,645 shares issued and outstanding as of January 31, 2018 and July 31, 2017, respectively	12,567	5
Additional paid in capital	74,388	—
Treasury stock	(45,000)	—
Accumulated defcit	(736,854)	(292,841)
Accumulated other comprehensive income	10,653	(1,735)
Total stockholders' equity	(683,246)	(293,571)

Total liabilities and stockholders' equity	$607,393	$636,190

See accompanying notes to the consolidated financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017

Service revenues	$807,349	$568,297	$2,583,216	$2,130,399

Cost of sales	697,089	646,468	2,242,878	2,030,297

Gross profit	110,260	(78,171)	340,338	100,102

Operating expenses
General and administrative	74,688	77,408	123,982	133,899
Wages and benefits	85,152	97,770	313,376	256,395
Rent	7,201	6,075	21,500	17,186
Professional fees	48,769	646	313,653	88,565
Total operating expenses	215,810	181,899	772,511	496,045

Other expenses
Interest expense	(4,444)	(2,822)	(12,840)	(9,183)
Total expenses	(4,444)	(2,822)	(12,840)	(9,183)

Net loss	$(109,994)	$(262,892)	$(445,013)	$(405,126)

Net loss per common share - basic	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic	$25,086,788	$25,086,788	$25,086,788	$25,086,788

See accompanying notes to the consolidated financial statements

PRECIOUS INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	April 30, 2018	April 30, 2017
Cash Flows from Operating Activities
Net loss	$(445,013)	$(405,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Warrants issued for services	108,883	—
Depreciation and amortization	9,458	15,917
Amortization of debt discount	—	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	48,207	176,354
(Increase) decrease in inventory	—	—
(Increase) decrease in prepaid expenses	(16,200)	16,974
(Increase) decrease in accounts payable	11,013	63,413
(Increase) decrease in deferred revenue	(26,979)	12,374
Net cash used in operating activities	(310,631)	(120,094)

Cash Flows from Investing Activities:
Purchase of fixed assets	(5,000)	(3,617)
Net cash used in investing activities	(5,000)	(3,617)

Cash Flows from Financing Activities:
EFFECT OF EXCHANGE RATE ON CASH
Proceeds from notes payable	143,633	—
Repayments from notes payable	112,634	(15,677)
Repayments from loans payable - related party	111,301	(6,916)
Proceeds from loans payable - related party	(56,659)	185,289
Net cash provided by financing activities	310,909	162,696

EFFECT OF EXCHANGE RATE ON CASH	12,388	8,436

Net increase in cash	7,666	47,421

Cash, beginning of period	21,794	—

Cash, end of period	$29,460	$47,421

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to the consolidated financial statements

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

 April 30, 2018

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

 April 30, 2018

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of April 30, 2018 and 2017 the allowance for doubtful accounts was $0 and $0, respectively.

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

 April 30, 2018

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of April 30, 2018 and 2017.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of April 30, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

 April 30, 2018

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are counted for as liabilities, the derivative instrument is initially recorded at fair value and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received an immediate charge to income is recognized in order to initially record the derivative instrument liabilities at their fair value.

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

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2018, the Company has an accumulated deficit of $683,246. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

 April 30, 2018

NOTE 3 – PROMISSORY NOTES

Promissory notes payable as of April 30, 2018 and July 31, 2017 consisted of the following:

Description	April 30, 2018	July 31, 2017
* Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$-
* Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	-
* Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	-
* Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	-
* Note payable dated December 26, 2017, matured March 26, 2018 bearing interest at 12% per annum.	130,000
Total	$146,450	$-

On February 2, 2018, these notes were extended by the noteholder to December 31, 2018 and are no longer in default.

Interest expense related to the notes for the three months ended April 30, 2018 was $4,285.

NOTE 4 - LINE OF CREDIT

The Company has line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of April 30, 2018, and July 31, 2017, $226,197 and $212,806 were drawn on the line of credit, respectively.

NOTE 5- CONVERTIBLE DEBT

Convertible debt as of April 30, 2018 and July 31, 2017 consisted of the following:

Description	April 30, 2018	July 31, 2017
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.		-

 Convertible note agreements (3) dated Arpil 30, 2018 and (1) dated March 8, 2018, totaling $280,000. Maturing on March 31, 2018 bearing interest at 5% and 10%per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.

Convertible notes, net of discount	122,082	-

Interest expense related to these notes for the three months ended April 30, 2018 was $159.

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

 April 30, 2018

NOTE 6 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as due to related parties. The shareholder advanced $16,978 during the nine months ended April 30, 2018. As of April 30, 2018, and July 31, 2017, there were $152,338 and $97,696 due to related parties, respectively. The Company also had sales with a related party in the amount of $518,070 during the nine months ended April 30, 2018.

NOTE 7 – TRANSFER AND ASSIGNMENT OF ASSETS

On November 16, 2017, the Company entered into an agreement of conveyance, transfer and assignment of assets (the “Agreement”) with its former officer Kashif Khan and the non-controlling owners of the Company subsidiary Flawless Funds GP (assignees), in which the Company was returned 16,000,000 shares of its common stock in consideration of all assets related to its previous colored diamond business which had a book value related to accounts receivable of $20,000. Additionally, the assignees agreed to pay up to $100,000 in liabilities on the behalf of the Company. As of April 30, 2018, the 16,000,000 shares have been returned and the Company has recorded the net consideration received of $80,000 as an increase to additional paid in capital.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of April 30, 2018, and July 31, 2017 there were 12,565,645 shares of common stock issued and 8,565,645 and 12,565,645 shares outstanding, respectively. There were also 1,000,000 shares of

On November 1, 2017, we effected a one-for- four reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

On November 7, 2017, the Company designated 1,000,000 shares of Preferred Stock as Series C Preferred stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into 72.5 common shares and has voting rights based on the ratio. As of April 30, 2018, there were 1,000,000 shares of Preferred C shares issued and outstanding.

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

Precious Investments, Inc.

Notes to Condensed Interim Financial Statements (unaudited)

 April 30, 2018

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

For a period of 12 months from the Closing Date of the Merger, we agreed that no new convertible instruments will be issued that would cause outstanding shares to be issued below a $20 million market cap. In addition, for the same period of time, we are permitted to issue up to and no more than 145 million shares of common stock or convertible securities that convert up to and no more than 145 million shares of common stock. Moreover, any such issuance can only be made to acquire another business entity and for no other reason. However, if we receive permission from the majority of the minority shareholders, then this restriction may be waived. In addition, the number of shares of common stock that we can issue depends on the number of shares exercised from outstanding warrants, as follows:

▪	If 75%-100% of the warrants are exercised, then we can issue up to 145 million shares of common stock.
▪	If 50%-74% of the warrants are exercised, then we can issue up to 133,750,000 shares of common stock.
▪	If 25%-49% of the warrants are exercised, then we can issue up to 122,500,000 shares of common stock.
▪	If 0%-24% of the warrants are exercised, then we can issue up to 111,250,000 shares of common stock.

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

Results of Operation for Three Months Ended January 31, 2018 and 2016

Revenues

We generated revenue of $807,349 for the three months ended April 30, 2018, as compared revenues of $568,397 for same period ended 2017. We generated revenue of $2,585,216 for the nine months ended April 30, 2018, as compared revenues of $2,130,399 for same period ended 2017. All of our revenues are from our freight logistics business.

Our cost of revenues was $697,089 for the three months ended April 30, 2018, as compared with cost of revenue of $646,468 for the same period ended 2017. Our cost of revenues was $2,242,878 for the nine months ended April 30, 2018, as compared with cost of revenue of $2,030,297 for the same period ended 2017. This is attributable to cost saving measures in the logistics operations.

Operating Expenses

Operating expenses increased to $215,810 for the three months ended April 30, 2018 from $181,899 for the nine months ended April 30, 2017. Our operating expenses for the three months ended April 30, 2018 consisted mainly of wages and benefits of $85,152, rent of $7,201, professional fees of $48,769 and general and administrative expenses of $74,688. Our operating expenses for the nine months ended April 30, 2018 of wages and benefits of $313,376, professional fees of $313,653, rent of $21,500 and general and administrative expenses of $123,982.

Our operating expenses for the three months ended April 30, 2017 consisted of professional fees of $646, general and administrative expenses of $77,408 and wages and benefits of $97,770 and rent of $6,075

We expect that our operating expenses will increase for the year ended 2018 as a result of the transaction with American Freight Xchange, Inc., and KRG Logistics, Inc.

Other Expenses

We had other expenses of $(4,444) for the three months ended April 30, 2018, compared with other expenses of $(2,822) for the three months ended April 30, 2017. Other expenses for the nine months ended April 30, 2018 consisted mainly of Interest. Other expenses for the nine months ended April 30, 2018, consisted of interest expense of $(12,840).

Net Loss

Net loss for the three months ended April 30, 2018 was $(109,994) compared to net loss of $(26,289) for the three months ended April 30, 2017. Net loss for the nine months ended April 30, 2018 was $(443,013) compared to net loss of $(405,126) for the nine months ended April 30, 2017.

Liquidity and Capital Resources

As of April 30, 2018, we had current assets of $607,393 consisting of cash and accounts receivables and prepaid and other assets. Our total current liabilities as of April 30, 2018 were $1,290,639. Therefore, had working capital of $(683,246) as of April 30, 2018.

Operating activities provided or used of $(310,631) in cash for the nine months ended April 30, 2018, as compared with cash provided or used of $(120,094) for the same period ended 2017. Our negative operating cash flow for the nine-months ended April 30, 2018 was mainly the result of operating losses. Our negative operating cash flow for the nine-months ended April 30, 2017 was mainly the result of operating losses.

Financing activities provided $310,909 for the nine months ended April 30, 2018, as compared with $162,696 for the same period ended 2017. Our positive financing cash flow for the nine months ended April 30, 2018 was mainly the result of an increased was mainly the result of payments on loans payable, offset up advances from related parties. Our positive financing cash flow for the nine months ended April 30, 2017 was mainly the result of payments on loans payable, offset up advances from related parties.

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

Off Balance Sheet Arrangements

As of April 30, 2018, there were no off-balance sheet arrangements.

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

Going Concern

As of April 30, 2018, we had an accumulated deficit of $(683,246). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended April 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Precious Investments, Inc. and Mr. Khan deny all of the plaintiff’s allegations. Precious Investments and Mr. Khan deny that any documents provided to Dr. Prusin constitute an “offering memorandum”, or that any prospectus was required under the Ontario Securities Act since the transaction falls within the exemption set out in National Instrument 45-106. In addition, the defendants deny that any fraudulent misrepresentation was made to Dr. Prusin. The defendants have filed a counter-claim against Dr. Prusin, alleging a breach of the diamond purchase agreement.

We do not believe that the Company has any liability or that any outcome will be adverse to the Company.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.
Date:	June 20, 2018
By:	/s/ James Zimbler
James Zimbler
Title:	President, Chief Executive Officer, and Director

