Form 10-K/A
period 2017-07-31
Precious Investments, Inc.
filed 2019-03-15
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission file number: 000-55711

Precious Investments, Inc.
(Exact name of registrant as specified in its charter)
Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2480 Stanfield Road Mississauga, Ontario	L4Y 1R6
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 631-676-7230
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended July 31, 2017 (the “Form 10-K”) of Precious Investments, Inc. is being filed solely for the purpose of updating Item 10 and Item 12 of Part III in the original filing of the Form 10-K with the Securities and Exchange Commission on March 30, 2018 (the “Original Filing Date”), inasmuch as it incorrectly listed Ronald Shapss as Chairman of the Board and Director of Precious Investments, Inc. Mr. Shapss never accepted his appointment as Chairman and a Director in writing and had no participation in any company discussions or decisions.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name, age, and position of our current director and executive officer as of the date of this Annual Report.

Name Age Position(s) and Office(s) Held

James W. Zimbler 54 Sole Director and Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

James W. Zimbler, CEO and Director

James W. Zimbler is a management consultant, through his company Emerging Growth Advisors, Inc., specializing in roll ups and turn-around work. Currently he is President of Precious Investments, Inc., a public company that recently acquired KRG Logistics, Inc. Mr. Zimbler has over fifteen years experience in the trucking and logistics filed, with numerous companies. Mr. Zimbler, is a founder of Eco Petroleum Solutions, Inc. He was worked with many public and private companies and has involved in consulting for capital raising, recapitalization and mergers and acquisitions for various clients since 2000.  He has served on the Board of Directors and/or as officer of several companies since 2000, including Accountabilities, Inc., Triton Petroleum Group, Inc., Universal Media, Inc., and Genio Holdings, Inc.

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

2

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2018, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 170 Traders Boulevard, Mississauga, Ontario L4Z 1W7.

	Common Stock			Series C Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)		Number of Shares Owned (1)	Percent of Class (2)
James Zimbler(3)			%	1,000,000	100%

All Directors and Executive Officers as a Group (2 persons)			%	1,000.000	100%
5% Holders
Realty Capital Management(4) Blienham Trust PO Box 3483 Road Town, Tortola, British Virgin Islands			%	0	0%
John Figliolini (5) 12862 Riverside Drive East Windsor, ON N8N1A8 Canada			%	0	0%
Torey Jean Gault 12862 riverside Dr. East Windsoe, ON N8N1A8 (6)			%	0	0%
Parand Bioukzadeh 313-25 Avondale Ave North York, ON Canada M2N7C1			%	0	0%
Faegheh Mobarhan Niakan 313-25 Avondale Ave. North York, ON Canada M2M7C1			%	0	0%

 * less than one percent

3

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 51,262,577 shares of common stock as of August 22, 2017. The percent of class of Series A Preferred Stock is based on 0 shares of common stock as of August 22, 2017.

(3)	Includes 16,166,555 shares of common stock held in KBH International Ltd., in which Mr. Khan has sole voting and dispositive power.

(4)	Julius Csurgo is the beneficial owner of the shares held by Realty Capital Management. Represents 1,367,500 shares of common stock and principal and accrued interest of $16,474 under a convertible note that is convertible into 7,321,778 shares of our common stock.

(5)

John Figliolini is the beneficial owner of the shares held by Helena Growth Capital Ltd. and Saint James Capital Management. Represents 1,014,343 shares of common stock in Helena Growth Capital Ltd., 410,812 shares of common stock held in Saint James Capital Management accrued interest of $2,751 under a convertible note that is convertible into 1,222,667 shares of our common stock.

(6)	Represents 2,069,444 shares of common stock in her name and principal and accrued interest of $2,338 under a convertible note that is convertible into 1,039,111 shares of our common stock.

On February 17, 2016 we issued a company controlled by Hearn 500,000 shares of our Common Stock as required in the Hearn Agreement for the five quarters of compensation.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K/A.

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

101**    The following materials from the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

4

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
March 15, 2019

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
March 15, 2019

5