Form 10-K
period 2018-07-31
Precious Investments, Inc.
filed 2019-03-21
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of -this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $68,363,759

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,356,299 common shares as of January 31, 2019.

1

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

Subsequent Events

On September 4, 2018 we incorporated Cannagistics, Inc., in the province of Ontario, Canada. This is intended to be a new line of business for the Company but is dormant at this time.

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

Because we currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Most of our financing to date has been from the issuance of debt and the sale of equity in our company. Our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in our company could lose their entire investment. The company currently needs additional capital for the next twelve months to allow the expansion of operations. Pursuant to the Warrants described in Item 1, above, we anticipate that a large portion of the additional capital needed may be raised from the exercise of said Warrants. There is no assurance that the Warrants will in fact be exercised. This money is needed to secure necessary human capital and to implement our marketing and distribution plans as well as potential acquisitions and expanding our on-line operations. If we are unable to raise this capital, may not be able to implement our expansion plans.

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

Our success is also dependent upon attracting significant numbers of distributors and strategic relationships in order to market our services. In particular, our ability to enter into beneficial distribution partnerships will depend in large part upon our success in convincing consumers that our services is of a desired quality. Failure to achieve and maintain a critical mass of market acceptance will seriously harm our business in the markets in which we participate or intend to participate.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following items:

• we compete with other transportation service providers of varying sizes, some of which may have more equipment, a broader global network, a wider range of services, greater capital resources or other competitive advantages;

• some of our competitors may reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain revenue;

• we may be unable to continue to collect fuel surcharges or our fuel surcharge program may become ineffective in mitigating the impact of the fluctuating costs of fuel and other petroleum-based products;

• many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;

• many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

• some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;

• some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;

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

Our common stock is quoted under the symbol “PNIK” on the OTCPink operated by OTC Markets Group, Inc. (OTCMarkets.com), an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

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

Item 2. Properties

Our principal offices, effective February 1, 2018, are located at 2480 Stanfield Rd, Mississauga, Ontario L4Y 1R6. This space is leased by the Company through December 31, 2021 and is currently sufficient for Company purposes. In addition, we have an executive office, consisting of approximately 250 square feet located at 2110 Fifth Avenue, Ronkonkoma, NY 11779. The space is at no cost, as it is co-located with a company that our CEO has an interest in.

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

Fiscal Year Ending July 31, 2017
Quarter Ended	High $	Low $
July 31, 2017	1.28	0.35
April 30, 2017	1.00	0.225
January 31, 2017	2.04	0.96
October 31, 2016	3.10	1.56

Fiscal Year Ending July 31, 2018
Quarter Ended	High $	Low $
July 31, 2018	0.60	0.262
April 30, 2018	0.3009	0.262
January 31, 2018	1.55	0.12
October 31, 2017	1.10	0.12

On March 14, 2019, the last sales price per share of our common stock on the OTCPink was $0.2993.

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

Holders of Our Common Stock

As of January 31, 2019, we had 14,356,299 shares of our common stock issued and outstanding, held by approximately 182 shareholders of record, other than those held in street name.

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

On March 23, 2018 a total of 1,200,000 shares of Common Stock were issued to Union Square Energy Advisors, pursuant to a Notice of Conversion of Debt.

On July 5, 2018, a total of 340,000 shares of Common Stock were issued to Realty Capital, Inc. pursuant to the exercise of a Warrant held by Realty Capital Inc.

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

Results of Operations for the Years Ended July 31, 2018 and 2017

Revenues

We generated revenue of $2,220,755 for the year ended July 31, 2018, as compared with $826,366 for the year ended July 31, 2017. All of our revenues were generated from the operations of our operating subsidiary, KRG Logistics, Inc., a third-party freight logistics provider.

Our cost of revenues was $2,040,280 for the fiscal year ended July 31, 2018 as compared with $792,166 for the year ended July 31, 2017.

Operating Expenses

Operating expenses increased/decreased to $866,475 for the year ended July 31, 2018 from $449,424 for the year ended July 31, 2017. Our operating expenses for the year ended July 31, 2018, consisted mainly of Executive Compensation and professional fees of $278,472 and general and administrative expenses of $588,003. Our operating expenses for the year ended July 31, 2017, consisted mainly of the equity expense to compensate our sole officer and director of $100,000, equity and cash consideration for professional fees of $291,650 and general and administrative expenses of $57,774.

We expect that our operating expenses will increase for the year ended July 31, 2018 as a result of the transaction with American Freight Xchange, Inc., and KRG Logistics, Inc.

Other Expenses

We had other expenses of $1,125,501 for the year ended July 31, 2018, compared with other expenses of $12,792,987 for the year ended July 31, 2017. Other expenses for 2017 were mainly due to the loss on acquisition of flawless fund and for 2018 were mainly due to loss on conversion of debt and issuance of stock.

Net Loss

Net loss for the year ended July 31, 2018 was $(1,811,501), compared to net loss of $(13,187,279) for the year ended July 31, 2017.

Liquidity and Capital Resources

As of July 31, 2018, we had total current assets of $1,795,938 and total assets in the amount of $1,877,779. Our total current liabilities as of July 31, 2018 were $2,575,638. We had working capital of $(779,700) as of July 31, 2018, and $(727,104) for July 31, 2017.

Operating activities used $160,312 in cash for the year ended July 31, 2018, as compared with $510,852 for the year ended July 31, 2016. Our net loss of $(1,811,501) for year ended July 31, 2018 was the main component of our negative operating cash flow, offset mainly by shares issued for services of $(238,816) and Loss on conversion of debt of $(862,499).

Pursuant to the Warrants described in Item 1, above, we anticipate that a portion of the additional capital needed may be raised from the exercise of said Warrants. However, there is no assurance that the Warrants will in fact be exercised.

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

Off Balance Sheet Arrangements

As of July 31, 2018, there were no off-balance sheet arrangements.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2018, we have an accumulated deficit of $(2,113,694). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of July 31, 2018 and 2017
F-4	Statements of Operations for the years ended July 31, 2018 and 2017
F-5	Statement of Stockholders’ Deficit for the years ended July 31, 2018 and 2017
F-6	Statements of Cash Flows for the years ended July 31, 2018 and 2017
F-7	Notes to Statements

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Highway, Suite 350, Hauppage, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FIRM

To the Board of Directors and

Stockholders of Precious

Investments Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Precious Investments, Inc. (the Company) as of July 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the (two year) period ended July 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31,2018 and 2017, and the results of its operations and its cash flows for each of the years in the (two year) period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of ($1,811,501) during the year ended July 31, 2018, and as of that date, had a and deficit net worth of ($872,859). The Company is in arrears on accounts with certain vendor creditors which, among other things, cause the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made.

As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

BMKR, LLP

We have served as the Company’s auditor since 2016

Hauppauge, NY 11788

March 20, 2019

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

CONSOLIDATED BALANCE SHEET

Audited

July 31, 2018 and 2017

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,238	$10,997
Accounts and other receivables	561,546	24,407
Inventory	0	203,000
Prepaid expenses	11,154	0
Related party receivables	1,209,000	0

TOTAL CURRENT ASSETS	1,795,938	238,404

EQUIPMENT AND IMPROVEMENTS	45,130	0

OTHER ASSETS:
Security deposits	36,711	0

TOTAL ASSETS	$1,877,779	$238,404

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$830,079	$248,408
Note payable - line of credit	264,935	0
Promissory notes	40,350	16,450
Convertible notes payable	1,034,000	9,448
Related party payables	406,274	691,202
TOTAL CURRENT LIABILITIES	2,575,638	965,508

LONG-TERM LIABILITIES
Promissory notes	175,000	0
Promissory notes - related party	0	442,498
TOTAL LONG-TERM LIABILITIES	175,000	442,498

TOTAL LIABILITIES	2,750,638	1,408,006

STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock; $0.001 par value; 250,000,000 shares authorized; 14,355,645 and 12,565,645 outstanding as of July 31, 2018 and July 31,2017, respectively	14,267	12,566
Preferred Stock; $0.001 par value; 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of July 31, 2018	1,000	0
Additional paid-in capital	1,270,568	78,391,183
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(2,113,694)	(79,507,419)
Noncontrolling interest	0	(20,932)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(872,859)	(1,169,602)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$1,877,779	$238,404

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

CONSOLIDATED STATEMENTS OF OPERATIONS

Audited

July 31, 2018 and 2017

	SUCCESSOR	PREDECESSOR

	December 5 , 2017	August 1 , 2017
	through	through
	July 31, 2018	December 4, 2017	July 31, 2017

Revenues	$2,220,755	$203,000	826,366

Cost of revenue	2,040,280	203,000	792,166

Gross profit	180,475	—	34,200

Operating expenses
Executive compensation	—	25,000	100,000
General and administrative expenses	588,003	27,645	57,774
Professional fees	278,472	38,798	291,650
Total operating expenses	866,475	91,443	449,424

Loss from operations	(686,000)	(91,443)	(415,224)

Other income (expense)
Interest expense	(74,667)	(7,901)	(35,209)
Loss on asset purchase	—	—	(1,500,000)
Loss on acquisition of Flawless Fund	—	—	(8,800,000)
Loss on conversion of debt	(862,499)	—
Loss on issuance of stock	(238,816)	—
Gain on sale of assets	4,588
Interest income	45,893	—	(2,457,778)
Total other expense	(1,125,501)	(7,901)	(12,792,987)

Net loss	(1,811,501)	(99,344)	(13,208,211)

Net loss attributable to noncontrolling interest	—	6,040.00	(20,932)

Net loss Attributable to Company	$(1,811,501)	$(93,304)	$(13,187,279)

Net loss per common share: basic and diluted	$(0.13)	$—	$(1.05)

Basic and diluted weighted average common shares outstanding	14,355,645	—	12,565,645

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

STATEMENTS OF STOCKHOLDERS' DEFICIT

Audited

July 31, 2018 and 2017

	Common Stock		Preferred Stock C
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2016	6,742,597	$6,743	$—	$—	$67,042,669	$(45,000)	$—	$(66,320,140)	$684,272

Shares issued for acquisition	4,000,000	4,000			8,796,000	—	—	—	8,800,000
Stock issued to settle convertible debt	1,561,250	1,561			12,669	—	—	—	14,230
Shares issued for diamonds	261,798	262			2,539,845	—	—	—	2,540,107
Net loss	—	—			—	—	(20,932)	(13,187,279)	(13,208,211)
Balance, July 31, 2017	12,565,645	$12,566	$—	$—	$78,391,183	$(45,000)	$(20,932)	$(79,507,419)	$(1,169,602)

Acquisition adjustment to equity					(78,316,705)		20,932	$79,507,419	1,211,646
Stock issued to settle convertible debt	1,540,000	1,540			$946,340				947,880
Shares issued for cash	250,000	250	1,000,000	1,000	249,750				251,000
Merger adjustments		(89)						(329,918)	(330,007)
Foreign Currency Adjustment								27,725	27,725
Net loss								(1,811,501)	(1,811,501)
Balance, July 31, 2018	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$—	$(2,113,694)	$(872,859)

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Audited

July 31, 2018 and 2017

	For The Years Ended
	July 31, 2018	July 31, 2017
Cash Flows from Operating Activities
Net loss	$(1,811,501)	$(13,187,279)
Net loss attributable to noncontrolling interest	—	(20,932)
Net loss attributable to the Company	(1,811,501)	(13,208,211)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	—	978
Loss on asset purchase	—	1,500,000
Shares issued for service	—	8,800,000
Gain on the sale of assets	(4,588)	—
Loss on conversion of debt	862,499	—
Loss on issuance of stock	238,816	—
Foreign currency adjustment	(27,725)
Depreciation expense	15,802	—
Asset merger adjustment	330,007	—

Changes in assets and liabilities
Accounts receivable	(537,139)	(24,407)
Inventory	203,000	3,249,943
Prepaid expenses	(11,154)	—
Accounts payable and accrued expenses	581,671	192,549
Net cash (used in) provided by operating activities	(160,312)	510,852

Cash Flows from Investing Activities
Proceeds from sale of assets	8,462
Purchase of equipment	(20,492)
Increase in security deposits	(36,711)	—
Net cash (used in) financing activities	(48,741)	—

Cash Flows from Financing Activities
Proceeds from the sale of common stock	1,701	—
Proceeds from the sale of preferred stock	1,000
Proceeds from line of credit	264,935
Proceeds from promissory notes	198,900
Proceeds from convertible notes	1,024,552
Proceeds from additional paid in capital	249,750
Payments on notes payable related party	(319,544)	(942,352)
Advances to related parties	(1,209,000)	442,497
Net cash from financing activities	212,294	(499,855)

Net increase (decrease) in cash	3,241	10,997

Cash, beginning of period	10,997	—

Cash, end of period	$14,238	$10,997

Supplemental disclosure of cash flow information
Cash paid for interest	$74,667	$35,209
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Issuance of common stock for inventory	$—	$2,540,107
Issuance of note payable for intangible assets	$—	$1,500,000
Acquisition adjustment to equity	$1,211,646
Shares issued to settle convertible debt	$947,880	$14,230

The accompanying notes are an integral part of these audited financial statements

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

GLOBAL3PL, INC. (Formerly Precious Investments, Inc.) (Formerly FIGO Ventures, Inc.) (‘The Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company was an Exploration Stage Company with the principle business being the acquisition and exploration of resource properties.

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

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

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

The Company prior to the merger was is in the business of purchasing and selling colored diamonds. The Company is in the business of the fulfillment of e-commerce transportation and logistics for third parties. The Company is both a less-than-truckload (“LTL”) and a Third-Party-Logisitics (“3PL”) carrier, providing regional, inter-regional and National LTL and or 3PL services. These include arranging for ground and air expedited transportation and consumer household pickup and delivery (“P&D), through a single integrated organization. In addition to the core LTL services, the Company provides a range of value added services which cover different areas, such as truckload brokerage and warehousing services.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of GLOBAL3PL, Inc. prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America as reported on our fiscal years ending on July 31, 2018 and 2017. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries American Freight Xchange, Inc. and KRG, Inc. and its 75% owned subsidiaries Flawless Fund GP, Inc. All inter-company balances and transactions have been eliminated.

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. As of July 31, 2018, and 2017, no cash balances exceeded the federally insured limit. As of July 31, 2017 the parent GLOBAL3PL, Inc. did not have a bank account and as such the cash transactions for the Company were run the accounts of entities commonly controlled by the Company’s CEO.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of July 31, 2018, and 2017 the allowance for doubtful accounts was $0.

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

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

Derivative Financial Instruments-continued

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

Inventories

Inventory consist of loose colored diamond acquired during the period (See Note 7) and is stated at the lower of cost or net realizable value. The Company writes-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future sales. Management has also written off inventory that was held by entities commonly controlled by the CEO and not subsequently sold as of the date of this filing. The charge related to inventory write-downs is recorded as a loss on inventory valuation as of July 31, 2017.

Revenue Recognition

The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates.

Long-lived assets

Long-lived assets, including investments to be held and used or disposed of other than by sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset’s carrying amount or fair value less cost to sell. For financial statement purposes, depreciation is being provided based on the straight line method for leasehold improvements and the declining balance method for other assets. Estimated useful lives of the assets are as follows - machinery 5-7 years; furniture - 5-10 years; leasehold – amortized over the life of the building lease. It is the Company's policy to capitalize equipment and improvements with an intial cost of $500 or more.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not those additional taxes will be required. The Company had no uncertain tax positions as of July 31, 2018 and 2017.

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

Income Taxes-continued

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

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2015 remain open to examination by U.S. federal and state tax jurisdictions.

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

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

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

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

Recently Issued Accounting Pronouncements-continued

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

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2018, and 2017, the Company has an accumulated deficit of $2,113,694 and $79,507,419, respectively. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are summarized as follows:

	2018	2017
Furniture and fixtures	$71,513	$0
Machinery and equipment	195,813	0
Transportation equipment	11,293	0
Building improvements	4,456	0
	283,075	0
Less accumulated depreciation
and amortization	237,945	0
	$45,130	$0
Depreciation and amortization expense
for the years ended July 31,	$15,802	$0

NOTE 4 – PROMISSORY NOTES

Promissory notes payable as of July 31, 2018 and 2017 consisted of the following:

Description	July 31, 2018	July 31, 2017
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

NOTE 4 – PROMISSORY NOTES - continued

Description	July 31, 2018	July 31, 2017
Note payable dated March 8, 2018, matures March 8, 2019 bearing interest at 10% per annum.	$23,900	$0
Note payable dated July 20, 2018 matures October 1, 2019, bearing interest at 0% per annum.	175,000	0
		0
Total	$215,350	$16,450
Less current portion of long-term debt	40,350	16,450
Total long-term debt	$175,000	$0

Some notes have matured as of July 31, 2017 and have not been paid. They are due on demand and recorded as current liabilities. Interest expense the years ended July 31, 2018 and 201 was $3,174 and $1,979 respectively.

NOTE 5 - CONVERTIBLE DEBT

Convertible debt as of July 31, 2018 and 2017 consisted of the following:

Description	July 31, 2018	July 31, 2017
Convertible note agreements (3) dated November 1, 2013, totaling $45,000. Maturing on November 30, 2015 bearing interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The beneficial conversion feature was recorded as a discount to the debt and is being amortized over the term of the notes.	$0	$9,448
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share. .	$1,034,0000	$0

Convertible notes, net of discount	$1,034,000	$9,448

During the years ended July 31, 2018 and 2017, the Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the years ended July 31, 2018 and 2017 was $46,216 and $1,926, respectively.

NOTE 6 - LINE OF CREDIT

The Company has line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of July 31, 2018, and July 31, 2017, $264,935 and $0 were drawn on the line of credit, respectively. Interest expense for the years ended July 31, 2018 and 2017 was $11,669 and $0 respectively. Subsequent to the July 31, 2018 the financial institution made modification to the borrowing agreement regarding collateral. Please see note 13 Subsequent Events for further details

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $0 and $442,497 during the years ended July 31, 2018 and 2017. In 2018 other advances were made from other related parties in the amounts of $406,274. As of the July 31, 2018 and 2017, there were $406,274 and $691,202 due to related parties, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the year ended July 31, 2018 consulting fees paid were $178,860.

The Company on February 20, 2018 entered into a related party (Recommerce Group, Inc) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. Interest income in the amount of $45,893 for the year ended July 31, 2018 has been recorded in the financial statements.

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

As part of the Termination and Restructure Agreement, the Company and Khan mutually agreed to cancel the Agreement to acquire the issue and outstanding shares of stock in Karrah. Second, the Company agreed to purchase from Karrah its customer list in exchange for a revised promissory note. The New Note will be in favor of Karrah, valued at $1,500,000 with interest at 6% per annum, and will not be secured by the assets of Karrah. Because the entities were under common control at the time of the acquisition the customer list was transferred to the Company at the transferor’s historical basis of $0. The excess of the consideration paid, and the carryover basis was recorded as a loss on asset purchase for the year ended July 31, 2017.

On July 6, 2016, the Company entered into a one-year Consulting Agreement with Karrah, Inc. and Kashif Khan for the team to act as a non-exclusive advisor and sales agent in assisting us in the marketing and sales of our colored diamond inventory on an international basis and domestically.

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

ASSET PURCHASE AGREEMENT - continued

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

NOTE 8 – DIAMOND PURCHASE AGREEMENTS

During the year ended July 31, 2017 , the Company entered into and closed various Diamond Purchase Agreements to purchase diamond assets consisting of various colored diamonds with for 261,798 post-split shares of common stock valued at $2,540,107 . During the year ended July 31, 2017, the company experienced total write-downs of the colored diamond inventory in the amount of $2,457,778. As of July 31, 2017 the Company’s had a balance of $203,000 in colored diamond inventory, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

F-1

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

NOTE 9 – COMMITMENTS AND CONTINGENCIES - continued

Office Lease

On January 8, 2018, the Company executed an amendment to an existing lease agreement to extend the lease term for one year at a rate of $19,132 per month. Rent expense was $227,493 and $0 for the years ended July 31, 2018 and 2017.

Future minimum lease payments of the lease are below:

Year	Amount
2019	$229,584
2020	$95,660

On February 23, 2016, the Company entered into a sixty-six (66) month lease for two copiers for quarterly payment of $1,350.

Future minimum lease payments of the lease are below:

Year	Amount
2019	$5,400
2020	$5,400
2021	$5,400

NOTE 10 – STOCK OPTIONS

On February 14, 2018, the Company issued options to purchase 3,000,000 post-split shares of common stock at an exercise price of $0.30 per share to a Brazcan Capital, Ltd. The warrants were exercised on March 15, 2018 to purchase 250,000 shares of common stock for $75,000.

The following is a summary of stock warrants activity during the year ended July 31, 2018 and 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, July 31, 2017	0.00	$0.00
Warrants granted and assumed	3,000,000	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	3,000,000	$0.30
Balance, July 31, 2018	—	—

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

Notes to Audited Financial Statements

July 31, 2018 and 2017

NOTE 11 – INCOME TAXES

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

For the year ended July 31, 2018, the cumulative net operating loss carry-forward from continuing operations is approximately $28,844,023 and will expire beginning in the year 2031.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of June 30, 2018 and 2017:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$28,844,023	$27,032,522
Valuation allowance	(28,844,023)	(27,032,522)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Cut Jobs Act of 2018, net operating loss carry forwards of approximately $28,844,023 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

During the year ended July 31, 2018, the Company issued 1,540,000 shares of common stock (post-split) valued at $947,880 for the conversion of a convertible note payable dated November 1, 2013.

During the year ended July 31, 2018, the Company issued 250,000 shares of common stock (post-split) valued at $250,000 for the issuance of stock.

During the year ended July 31, 2018, the Company issued 1,000,000 shares of series C preferred stock valued at $1,000 as part of the merger on December 5, 2017.

NOTE 13 – SUBSEQUENT EVENTS

On January 9, 2019 the Company entered into a convertible secured promissory note agreement with the Sanguine Group, LLC in the amount of $625,000. The note bears interest at the rate of 12% and is due January 9, 2020. The note agreement requires quarterly interest payments of $18,750 commencing on April 1, 2019.

The Company as of February 1, 2019 is required by the financial institution to maintain a cash collateral account in the amount of $200,000.

On September 4, 2018 the Company incorporated Cannagistics, Inc., in the Province of Ontario, Canada. This is intended to be a new line of business for the Company but is dormant at this time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer/Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name, age, and position of our current director and executive officer as of the date of this Annual Report.

Name	Age	Position(s) and Office(s) Held
James W. Zimbler	55	Chairman of the Board, Chief Executive Officer and Director

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

For the fiscal year ending July 31, 2018, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended July 31, 2018, to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics

The Company has not yet adopted a Code of Ethics as defined by applicable rules of the SEC. The Company anticipates that it will adopt a Code of Ethics when appropriate as it hires additional employees and obtains additional officers and directors.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2018 and 2017.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James W. Zmbler, CEO and Director	2018 2017		0 0	0 0	0 0	0 0	0 0	0 0	— —
Kashif Khan, CEO and Director	2017 2016	100,000 100,000	0 0	0 —	0 29,799,644	0 0	0 0	0 —	— —
Nataliya Hearn, Former President, CEO, CFO, and director	2016 2017	0 0	0 0	1,490,000 0	0 0	0 0	0 0	0 0	1,490,000 0

Narrative to Summery Compensation Table

On October 1, 2018, we entered into an employment agreement with James W. Zimbler (“Zimbler”) to be our Chief Executiv

e Officer (the “Zimbler Agreement”). The description of the Zimbler Agreement provided below is qualified in its entirety by reference to the complete terms of the Zimbler Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated by reference herein.

The following is a summary of the material terms of the Khan Agreement.

▪	The term commences on October 1, 2018 and is for a period of five (5) years, unless terminated earlier as provided therein.

▪	Zimbler’s initial annual Base Salary is $195,000, with an increase of 3% each year for the term of the Agreement.

▪	Zimbler is entitled to participate in any Bonus or Executive Compensation Plan established by the Company Zimbler is also entitled to car allowance of up to $1,000 per month for the term of the Zimbler Agreement.

▪	Zimbler will be entitled to participate in our health and welfare benefit programs and vacation and other benefit programs for which other employees of our company are generally eligible, subject to any eligibility requirements of such plans and programs.

▪	Upon termination of Zimbler’s employment, he may be entitled to receive certain post-termination severance benefits depending upon whether such termination is by the Company without Cause, in relation to a Change of Control, a resignation by Zimbler for Good Reason, or by reason of Zimbler’s death or disability (as such terms are defined in the Zimbler Agreement).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 31, 2019, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 2480 Stanfield Road, Mississauga, Ontario L4Y 1R6.

	Common Stock		Series C Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
James Zimbler (3)			1,000,000	100%
All Directors and Executive Officers as a Group (1 person)			1,000.000	100%
5% Holders
Realty Capital Management (4) Blienham Trust PO Box 3483 Road Town, Tortola, British Virgin Islands	681,675	4.75%	0	0%
John Figliolini (5) 12862 Riverside Drive East Windsor, ON N8N1A8 Canada	*	* %	0	0%
Torey Jean Gault 12862 riverside Dr. East Windsoe, ON N8N1A8 (6)	517,361	3.6%	0	0%
Parand Bioukzadeh 313-25 Avondale Ave North York, ON Canada M2N7C1	2,000,000	13.9%	0	0%
Faegheh Mobarhan Niakan 313-25 Avondale Ave. North York, ON Canada M2M7C1	2,000,000	13.9%	0	0%

 * less than one percent

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 51,262,577 shares of common stock as of August 22, 2017. The percent of class of Series A Preferred Stock is based on 0 shares of common stock as of August 22, 2017.

(3)	Mr Zimbler, though Emerging Growth Advisors, Inc., is the holder of 1,000,000 shares of Series C preferred stock, with voting rights of 72.5 shares of common stock per one share of Series C Preferred Stock

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

We entered into three convertible note agreements dated November 1, 2013, totaling $45,000. These notes matured on November 30, 2015 and bear interest at 12% per annum. Principal and accrued interest is convertible at $.00225 per share. The principal and accrued interest under the notes belong to the following:

Holder	Remaining Principal and Accrued Interest
Realty Capital Management (Julius Csurgo)	$16,607
Helena Growth Capital Ltd. (John Figliolini)	$2,751
Torey Jean Gault	$2,338

Karrah, Inc. has paid certain of our expenses. The sole owner of Karrah, Inc. is the wife of Kashif Khan, our officer and director. Karrah advanced $442,497 and $113,768 during the years ended July 31, 2017 and 2016.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services			Audit Related Fees		Tax Fees	Other Fees
2016		$20,000	(1)		$20,000	$0	$0
2017		$25,000	(2)		$25,000	$0	$0
2018	$			$		$0	$0

(1)	Paid to AMC Auditing, LLC
(2)	Paid to BMKR, LLP

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

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
March 21, 2019

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
March 21, 2019

