Form 10-Q
period 2018-10-31
Precious Investments, Inc.
filed 2019-03-27
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2018

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

631-676-7230
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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,356,299 common shares as of March 20, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Interim Balance Sheets as of October 31, 2018 (unaudited) and July 31, 2018;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended October 31, 2018 and 2017 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended October 31, 2018 (unaudited);
F-4	Condensed Consolidated Interim Statements of Cash Flows for the three months ended October 31, 2018 and 2017 (unaudited); and
F-5	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	October 31, 2018	July 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,996	$14,238
Accounts and other receivables	593,022	561,546
Prepaid expenses	11,154	11,154
Related party receivables	1,127,220	1,209,000

TOTAL CURRENT ASSETS	1,738,392	1,795,938

EQUIPMENT AND IMPROVEMENTS	42,465	45,130

OTHER ASSETS:
Security deposits	19,531	36,711

TOTAL ASSETS	$1,800,388	$1,877,779

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$708,631	$830,079
Note payable - line of credit	232,024	264,935
Promissory notes	215,350	40,350
Convertible notes payable	1,034,000	1,034,000
Related party payables	545,877	406,274
TOTAL CURRENT LIABILITIES	2,735,882	2,575,638

LONG-TERM LIABILITIES
Promissory notes	125,000	175,000
TOTAL LONG-TERM LIABILITIES	125,000	175,000

TOTAL LIABILITIES	2,860,882	2,750,638

STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock; $0.001 par value; 250,000,000 shares authorized; 14,355,645 outstanding as of October 31, 2018 and July 31,2018, respectively	14,267	14,267
Preferred Stock; $0.001 par value; 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of October 31, 2018	1,000	1,000
Additional paid-in capital	1,270,568	1,270,568
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(2,301,329)	(2,113,694)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,060,494)	(872,859)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$1,800,388	$1,877,779

 See accompanying notes to the consolidated financial statements

 PRECIOUS INVESTMENTS, INC., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	October 31, 2018	October 31, 2017

Revenues	696,476	203,000

Cost of revenue	618,008	203,000

Gross profit	78,468	—

Operating expenses
Executive compensation	—	25,000
General and administrative expenses	233,080	27,645
Professional fees	8,901	38,798
Total operating expenses	241,981	91,443

Loss from operations	(163,513)	(91,443)

Other income (expense)
Interest expense	(30,173)	(7,901)
Settlement expense	(20,000)
Interest income	21,475	—
Total other expense	(28,698)	(7,901)

Net loss	(192,211)	(99,344)

Net loss attributable to noncontrolling interest	—	(6,040)

Net loss Attributable to Company	$(192,211)	$(93,304)

Net loss per common share: basic and diluted	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	14,355,645	34,893,713

 See accompanying notes to consolidated financial statements

PRECIOUS INVESTMENTS, INC., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock		Preferred Stock C
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2018	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$(2,113,694)	$(872,859)

Foreign Currency Adjustment							4,576	4,576
Net loss for the three months October 31, 2018							(192,211)	(192,211)
Balance, October 31, 2018	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$(2,301,329)	$(1,060,494)

See accompanying notes to consolidated financial statements

 PRECIOUS INVESTMENTS, INC., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	October 31, 2018	October 31, 2017
Cash Flows from Operating Activities
Net loss	$(192,211)	$(93,304)
Net loss attributable to noncontrolling interest	—	(6,040)
Net loss attributable to the Company	(192,211)	(99,344)

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	4,576
Depreciation expense	3,951	—

Changes in assets and liabilities
Accounts receivable	(31,476)	4,407
Inventory	—	203,000
Accounts payable and accrued expenses	(121,448)	76,141
Net cash (used in) provided by operating activities	(336,608)	184,204

Cash Flows from Investing Activities
Purchase of equipment	(1,286)
Decrease in security deposits	17,180	—
Net cash provided by financing activities	15,894	—

Cash Flows from Financing Activities
Payments on convertible notes payable	—	(203,000)
Payment on line of credit	(32,911)
Proceeds from promissory notes	125,000
Advances to/from related parties	221,383	13,623
Net cash provided by (used in) financing activities	313,472	(189,377)

Net (decrease) in cash	(7,242)	(5,173)

Cash, beginning of period	14,238	10,997

Cash, end of period	$6,996	$5,824

Supplemental disclosure of cash flow information
Cash paid for interest	$4,324	$—
Cash paid for tax	$—	$—

 See accompanying notes to consolidated financial statements

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2018

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

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2018

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

Basis of Presentation

The condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal period ended on July31, 2018. We have summarized our most significant accounting policies.

Unaudited Condensed Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended July 31, 2018. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of October 31, 2018, and 2017 the allowance for doubtful accounts was $0 and $0, respectively.

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2018

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of October 31, 2018 and 2017.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of October 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2018

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

Inventories

The Company does not hold any inventory as assets. All inventory in operations is owned by the supplier.

Revenue Recognition

The Company recognizes revenue related to product sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 606 – Revenue Recognition. Cost of sales, rebates.

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2018

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2018, the Company has an accumulated deficit of $2,301,329. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are summarized as follows:

	October 31	July 31
Furniture and fixtures	$71,513	$71,513
Machinery and equipment	197,099	195,813
Transportation equipment	11,293	11,293
Building improvements	4,456	4,456
	284,361	283,075
Less accumulated depreciation
and amortization	241,896	237,945
	$42,465	$45,130
Depreciation and amortization expense:
	$3,951	$15,802

NOTE 4 – PROMISSORY NOTES

Promissory notes payable as of October 31, 2018 and July 31, 2017 consisted of the following:

Description	July 31, 2018	July 31, 2017
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Note payable dated March 8, 2018, matures March 8, 2019 bearing interest at 10% per annum.	$23,900	$23,900
Note payable dated July 20, 2018 matures October 1, 2019, bearing interest at 0% per annum.	175,000	175,000
Note payable advance effective January 9, 2019 matures January 9, 2020 bearing interest at 12% per annum	125,000	0

Total	$340,350	$215,350
Less current portion of long-term debt	215,350	40,350
Total long-term debt	$125,000	$175,000

Some notes have matured as of July 31, 2017 and have not been paid. They are due on demand and recorded as current liabilities. Interest expense for the three months ended October 31, 2018 and 2017 was $498 and $498 respectively.

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2018

NOTE 5 - CONVERTIBLE DEBT

Convertible debt as of October 31, 2018 and July 31, 2018 consisted of the following:

Description	October 31, 2018	July 31, 2018
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share. .	$1,034,0000	$1,034,000

Convertible notes, net of discount	$1,034,000	$1,034,000

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the three months ended October 25, 2018 and 2017 was $25,352 and $0, respectively.

NOTE 6 - LINE OF CREDIT

The Company has line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of October 31, 2018, and July 31, 2018, $232,024 and $264,935 were drawn on the line of credit, respectively. Interest expense for the three months ended October 31, 2018 and 2017 was $4,324 and $0 respectively. Subsequent to the July 31, 2018 the financial institution made modification to the borrowing agreement regarding collateral. Please see note 11 Subsequent Events for further details.

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $0 and $13,623 during the three months ended October 31, 2018 and 2017. As of the October 31, 2018 and July 31, 2018, there were $545,877 and $406,274 due to related parties, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the three months ended October 31, 2018 consulting fees paid were $88,465.

The Company on February 20, 2018 entered into a related party (Recommerce Group, Inc) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The Company has received payment of $81,780 of the non-interest bearing note. The note is payable and due on demand and bears interest at the rate of 10%. Interest income in the amount of $21,475 for the three months ended October 31, 2018 has been recorded in the financial statements.

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2018

NOTE 8 – TRANSFER AND ASSIGNMENT OF ASSETS

On November 16, 2017, the Company entered into an agreement of conveyance, transfer and assignment of assets (the “Agreement”) with its former officer Kashif Khan and the non-controlling owners of the Company subsidiary Flawless Funds GP (assignees), in which the Company was returned 16,000,000 shares of its common stock in consideration of all assets related to its previous colored diamond business which had a book value related to accounts receivable of $20,000. Additionally, the assignees agreed to pay up to $100,000 in liabilities on the behalf of the Company. As of April 30, 2018, the 16,000,000 shares have been returned and the Company has recorded the net consideration received of $80,000 as an increase to additional paid in capital

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of October 31, 2018, and July 31, 2018 there were 14,355,645 shares of common stock outstanding. There were also 1,000,000 shares of Series C Preferred stock outstanding as of October 31, 2018, and July 31, 2018.

On November 1, 2017, we effected a one-for- four reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

On November 7, 2017, the Company designated 1,000,000 shares of Preferred Stock as Series C Preferred stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. As of October 31, 2018, there were 1,000,000 shares of Preferred C shares issued and outstanding.

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

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

October 31, 2018

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

On January 8, 2018, the Company executed an amendment to an existing lease agreement to extend the lease term for one year at a rate of $19,132 per month. Rent expense was $87,906 and $0 for the three months ended October 31, 2018 and 2017.

Future minimum lease payments of the lease are below:

Year	Amount
2019	$229,584
2020	$95,660

On February 23, 2016, the Company entered into a sixty-six (66) month lease for two copiers for quarterly payment of $1,350.

Future minimum lease payments of the lease are below:

Year	Amount
2019	$2,700
2020	$5,400
2021	$5,400

NOTE 11 – SUBSEQUENT EVENTS

On January 9, 2019 the Company entered into a convertible secured promissory note agreement with the Sanguine Group, LLC in the amount of $625,000. The note bears interest at the rate of 12% and is due January 9, 2020. The note agreement requires quarterly interest payments of $18,750 commencing on April 1, 2019. $125,000 of this note was advanced to the Company during the quarter ended October 31, 2018.

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

Results of Operation for Three Months Ended October 31, 2018 and 2017

Revenues

We generated revenue of $ 696,476 for the three months ended October 31, 2018, as compared revenues of $203,000 for same period ended 2017. Since we have divested our colored diamond business, revenues for the three months ended October 31, 2018 are reflected in this quarterly filing, and all future revenues are expected to come from our freight logistics business.

Our cost of revenues was $618,008 for the three months ended October 31, 2018, as compared with cost of revenue of $203,000 for the same period ended 2017. This is attributable to the fair market value of the shares of common stock that we sold to acquire our colored diamonds.

Operating Expenses

Operating expenses increased to $241,981 for the three months ended October 31, 2018 from $91,443 for the three months ended October 31, 2017. Our operating expenses for the three months ended October 31, 2018 consisted mainly of professional fees of $8,901 and general and administrative expenses of $233,080. Our operating expenses for the three months ended October 31, 2017 consisted of professional fees of $38,798, general and administrative expenses of $27,645 and executive compensation of $25,000.

We expect that our operating expenses will increase for the year ended 2018 as a result of the transaction with American Freight Xchange, Inc., and KRG Logistics, Inc.

Other Expenses

We had other expenses of $50,173 for the three months ended October 31, 2018, compared with other expenses of $7,901 for the three months ended October 31, 2017. Other expenses for the three months ended October 31, 2018 consisted mainly of interest and settlement fees. Other expenses for the three months ended October 31, 2017 consisted of interest expense of $7,901.

Net Loss

Net loss for the three months ended October 31, 2018 was $192,211 compared to net loss of 93,344 for the three months ended October 31, 2017.

Liquidity and Capital Resources

As of October 31, 2018, we had current assets of $1,738,932 consisting of cash and accounts receivables and prepaid and other assets. Our total current liabilities as of October 31, 2018 were $2,735,882. We therefore had negative working capital of $996,950 as of October 31, 2018.

Operating activities used $(336,608) in cash for the three months ended October 31, 2018, as compared with cash provided of 184,204 for the same period ended 2017. Our negative operating cash flow for the three-month ended October 31, 2018 was mainly the result of operating losses.. Our positive operating cash flow for the three-month ended October 31, 2017 was mainly the result of an increase in inventory and the loss on assets we purchased, offset mainly by our net loss for the quarter.

Financing activities provided $15,894 for the three months ended October 31, 2018. Our positive financing cash flow for the three months ended October 31, 2017 was mainly the result of a decrease in security deposits.

Financing activities provided $313,472 for the three months ended October 31, 2018, as compared with cash used of $(189,377) for the same period ended 2017. Our negative financing cash flow for the three months ended October 31, 2017 was mainly the result of payments on loans payable, offset up advances from related parties.

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

Going Concern

As of October 31, 2018, we had an accumulated deficit of $2,301,329. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of October 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of October 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending October 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.
Date:	March 27, 2019
By:	/s/ James Zimbler
James Zimbler
Title:	President, Chief Executive Officer, and Director

