Form 10-Q
period 2019-01-31
Precious Investments, Inc.
filed 2019-03-28
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2019

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Interim Balance Sheets as of January 31, 2019 (unaudited) and July 31, 2018;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and six months ended January 31, 2019 and 2018 (unaudited);
F-3	Condensed Consolidated Interim Statements of Stockholders’ Deficit for the three months ended October 31, 2018 and six months ended January 31, 2019 (unaudited);
F-4	Condensed Consolidated Interim Statements of Cash Flows for the six months ended January 31, 2019 and 2018 (unaudited); and
F-5	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

PRECIOUS INVESTMENTS, Inc., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	January 31, 2019	July 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,292	$14,238
Restricted Cash	150,194	—
Accounts and other receivables	437,886	561,546
Prepaid expenses	8,390	11,154
Related party receivables	1,127,220	1,209,000

TOTAL CURRENT ASSETS	1,728,982	1,795,938

EQUIPMENT AND IMPROVEMENTS	43,274	45,130

OTHER ASSETS:
Security deposits	19,531	36,711

TOTAL ASSETS	$1,791,787	$1,877,779

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$539,844	$830,079
Note payable - line of credit	247,043	264,935
Promissory notes	840,350	40,350
Convertible notes payable	1,034,000	1,034,000
Related party payables	499,583	406,274
TOTAL CURRENT LIABILITIES	3,160,820	2,575,638

LONG-TERM LIABILITIES
Promissory notes	0	175,000
TOTAL LONG-TERM LIABILITIES	0	175,000

TOTAL LIABILITIES	3,160,820	2,750,638

STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock; $0.001 par value; 250,000,000 shares authorized; 14,355,645 outstanding as of January 31, 2019 and July 31, 2018, respectively	14,267	14,267
Preferred Stock; $0.001 par value; 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of January 31, 2019 and July 31, 2018	1,000	1,000
Additional paid-in capital	1,270,568	1,270,568
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(2,609,868)	(2,113,694)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,369,033)	(872,859)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$1,791,787	$1,877,779

 See accompanying notes to the consolidated financial statements

 PRECIOUS INVESTMENTS, INC., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018

Revenues	$469,832	876,402	$1,166,308	$1,775,867

Cost of revenue	511,781	816,010	1,129,789	1,545,789

Gross profit	(41,949)	60,392	36,519	230,078

Operating expenses
General and administrative expenses	228,552	181,825	461,629	294,817
Professional fees	33,138	105,216	42,040	264,884
Total operating expenses	261,690	287,041	503,669	559,701

Loss from operations	(303,639)	(226,649)	(467,150)	(329,623)

Other income (expense)
Interest expense	(30,927)	(3,859)	(61,101)	(8,396)
Settlement expense	—		(20,000)	—
Interest income	21,745	—	43,220	—
Total other expense	(9,182)	(3,859)	(37,881)	(8,396)

Net loss	(312,821)	(230,508)	(505,031)	(338,019)

Net loss per common share: basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.04)

Basic and diluted weighted average common shares outstanding	14,355,645	8,565,645	14,355,645	8,565,645

See accompanying notes to the consolidated financial statements

PRECIOUS INVESTMENTS, INC., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock		Preferred Stock C
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2018	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$(2,113,694)	$(872,859)

Foreign Currency Adjustment							4,576	4,576
Net loss for the three months October 31, 2018							(192,211)	(192,211)
Balance, October 31, 2018	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$(2,301,329)	$(1,060,494)

Foreign Currency Adjustment							4,282	4,282
Net loss for the three months January 31, 2019							(312,821)	(312,821)
Balance, January 31, 2019	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$(2,609,868)	$(1,369,033)

See accompanying notes to the consolidated financial statements

 PRECIOUS INVESTMENTS, INC., also known as

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	January 31, 2019	January 31, 2018
Cash Flows from Operating Activities
Net loss	$(505,031)	$(142,566)

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	8,857	(442)
Depreciation expense	7,182	—

Changes in assets and liabilities
Accounts receivable	123,660	124,714
Prepaid expense	2,764	11,271
Accounts payable and accrued expenses	(290,235)	68,548
Net cash (used in) provided by operating activities	(652,803)	204,091

Cash Flows from Investing Activities
Purchase of equipment	(5,326)	(3,617)
Decrease in security deposits	17,180	—
Net cash provided by (used in) financing activities	11,854	(3,617)

Cash Flows from Financing Activities
Payments on notes payable	—	(45,214)
Payment on line of credit	(17,892)	—
Proceeds from promissory notes	625,000	—
Advances to/from related parties	175,089	(12,694)
Net cash provided by (used in) financing activities	782,197	(57,908)

Net increase in cash	141,248	142,566

Cash, beginning of period	14,238	—

Cash, end of period	$155,486	$142,566

Supplemental disclosure of cash flow information
Cash paid for interest	$8,757	$—
Cash paid for tax	$—	$—

See accompanying notes to the consolidated financial statements

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2019

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

January 31, 2019

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

Basis of Presentation

The condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America, as reported on our fiscal period ended on July 31, 2018. We have summarized our most significant accounting policies. Management’s opinion is that all adjustments for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or description of the nature and amount of any adjustments other than normal adjustments.

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

Restricted Cash

Based upon the agreement with The financial institution the Company is required to maintain a cash account for collateral (see Note 11)

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of January 31, 2019, and 2018 the allowance for doubtful accounts was $0 and $0, respectively.

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2019

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of January 31, 2019 and 2018.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of January 31, 2019 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

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

January 31, 2019

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

Inventories

The Company does not hold any inventory as assets. All inventory in operations is owned by the shipper.

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

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2019

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of January 31, 2019, the Company has an accumulated deficit of $2,609,868. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are summarized as follows:

	January 31	July 31
Furniture and fixtures	$71,513	$71,513
Machinery and equipment	201,139	195,813
Transportation equipment	11,293	11,293
Building improvements	4,456	4,456
	288,401	283,075
Less accumulated depreciation
and amortization	245,127	237,945
	$43,274	$45,130
Depreciation and amortization expense:
	$7,182	$15,802

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2019

NOTE 4 – PROMISSORY NOTES

Description	July 31, 2018	July 31, 2017
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Note payable dated March 8, 2018, matures March 8, 2019 bearing interest at 10% per annum.	$23,900	$23,900
Note payable dated July 20, 2018 matures October 1, 2019, bearing interest at 0% per annum.	175,000	175,000
Note payable effective January 9, 2019 matures January 9, 2020 bearing interest at 12% per annum including $200,000 CAD Escrow	625,000	0

Total	$840,350	$215,350
Less current portion of long-term debt	840,350	40,350
Total long-term debt	$0	$175,000

Some notes have matured as of July 31, 2017 and have not been paid. They are due on demand and recorded as current liabilities. Interest expense for the three months ended January 31, 2019 and 2018 was $5,019 and $498 respectively.

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2019

NOTE 5 - CONVERTIBLE DEBT

Convertible debt as of January 31, 2019 and July 31, 2018 consisted of the following:

Description	January 31, 2019	July 31, 2018
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share. .	$1,034,0000	$1,034,000

Convertible notes, net of discount	$1,034,000	$1,034,000

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the three months ended January 31, 2019 and 2018 was $21,475 and $0, respectively.

NOTE 6 - LINE OF CREDIT

The Company has line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of January 31, 2019, and July 31, 2018, $247,043 and $264,935 were drawn on the line of credit, respectively. Interest expense for the three months ended January 31 2019 was $4,433 and $0 respectively. Subsequent to the July 31, 2018 the financial institution made modification to the borrowing agreement regarding collateral. Please see note 11 Subsequent Events for further details.

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $0 and $13,605 during the six months ended January 31, 2019 and 2018. As of the January 31, 2019 and July 31, 2018, there were $499,583 and $406,274 due to related parties, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the six months ended January 31, 2019 consulting fees paid were $153,987.

Precious Investments, Inc., also known as

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

January 31, 2019

NOTE 7 – RELATED PARTY TRANSACTIONS - continued

The Company on February 20, 2018 entered into a related party (Recommerce Group, Inc) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The Company has received payment of $81,780 of the non-interest bearing note. The note is payable and due on demand and bears interest at the rate of 10%. Interest income in the amount of $43,220 for the six months ended January 31, 2019 has been recorded in the financial statements.

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

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of January 31, 2019, and July 31, 2018 there were 14,355,645 shares of common stock outstanding. There were also 1,000,000 shares of Series C Preferred stock outstanding as of January 31, 2019, and July 31, 2018.

On November 1, 2017, we effected a one-for-four reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

On November 7, 2017, the Company designated 1,000,000 shares of Preferred Stock as Series C Preferred stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. As of January 31, 2019, there were 1,000,000 shares of Preferred C shares issued and outstanding.

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

January 31, 2019

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

On January 8, 2018, the Company executed an amendment to an existing lease agreement to extend the lease term for one year at a rate of $19,132 per month. Rent expense was $186,167 for the six months ended January 31, 2019.

Future minimum lease payments of the lease are below:

Year	Amount
2019	$229,584
2020	$95,660

On February 23, 2016, the Company entered into a sixty-six (66) month lease for two copiers for quarterly payment of $1,350.

Future minimum lease payments of the lease are below:

Year	Amount
2019	$2,700
2020	$5,400
2021	$5,400

NOTE 11 – SUBSEQUENT EVENTS

The Company as of February 1, 2019 is required by the financial institution to maintain a cash collateral account in the amount of $200,000 CAD.

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

Results of Operation for Three Months Ended January 31, 2019 and 2018

Revenues

We generated revenue of $469,831 for the three months ended January 31, 2019, as compared revenues of $876,402 for same period ended 2018. We generated revenue of $1,166,308 for the six months ended January 31, 2019, as compared revenues of $1,775,867 for same period ended 2018. All of our revenues were generated from our freight logistics business.

Our cost of revenues was $511,781 for the three months ended January 31, 2019, as compared with cost of revenue of $816,010 for the same period ended 2018. Our cost of revenues was $1,129,789 for the six months ended January 31, 2019, as compared with cost of revenue of $1,145,789 for the same period ended 2018.

Operating Expenses

Operating expenses decreased to $261,690 for the three months ended January 31, 2019 down from $287,041 for the three months ended January 31, 2018. Our operating expenses for the three months ended January 31, 2019 consisted mainly of professional fees of $33,138 and general and administrative expenses of $228,552. Our operating expenses for the three months ended January 31, 2018 consisted of professional fees of $105,216, general and administrative expenses of $181,825.

Operating expenses decreased to $503,669 for the six months ended January 31, 2019 from $559,701 for the six months ended January 31, 2018. Our operating expenses for the six months ended January 31, 2019 consisted mainly of professional fees of $42,040 and general and administrative expenses of $461,629. Our operating expenses for the six months ended January 31, 2018 consisted of professional fees of $264,884 and general and administrative expenses of $294,817.

We expect that our operating expenses will increase for the year ended 2018 as a result of the transaction with American Freight Xchange, Inc., and KRG Logistics, Inc.

Other Expenses

We had other expenses of $(9,182) for the three months ended January 31, 2019, compared with other expenses of $(3,859) for the three months ended January 31, 2018. Other expenses for the three months ended January 31, 2019 consisted mainly of Interest expenses. Other expenses for the three months ended January31, 2018 consisted of interest expense.

We had other expenses of $(37,881) for the six months ended January 31, 2019, compared with other expenses of $(37,881) for the six months ended January 31, 2018. Other expenses for the six months ended January 31, 2018 consisted mainly of Interest Expense. Other expenses for the six months ended January 31, 2018 consisted of interest expense.

Net Loss

Net loss for the three months ended January 31, 2019 was $(312,821) compared to net loss of $(230,508) for the three months ended January 31, 2018. Net loss for the six months ended January 31, 2019 was $(505,031) compared to net loss of $(338,019) for the six months ended January31, 2018.

Liquidity and Capital Resources

As of January 31, 2019, we had current assets of $1,728,982 consisting of Cash and cash equivalents of $155,486, Accounts and other receivables of $437,886, prepaid expenses of $8,390 and Related Part Receivables of $1,127,220. We have Restricted Cash of $200,000 CAD, equivalent to $151,194 USD. Our total current liabilities as of January 31, 2019 were $3,160,820. We therefore had working capital of $(1,481,838) as of January 31, 2018.

Operating activities provided $(652,803) in cash for the six months ended January 31, 2019, as compared with cash provided of $204,091 for the same period ended 2018. Our negative operating cash flow for the six-month ended January 31, 2019 was mainly the result of Accounts payable and accrued expenses. Our positive operating cash flow for the six-month ended January 31, 2018 was mainly the result of Accounts receivable.

Investing Activities provided an increase in Net cash of $11,854 for the six months ended January 31, 2019, as compared with $(3,1617) for the same period ended 2018. This is attributable to a decrease in security deposits.

Financing activities provided $782,197 for the six months ended January 31, 2019, as compared with cash used of $(57,908) for the same period ended 2018. Our positive financing cash flow for the six months ended January 31, 2019 was mainly the result of proceeds from promissory notes. Our negative financing cash flow for the six months ended January 31, 2018 was mainly the result advances from related parties.

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

Off Balance Sheet Arrangements

As of March 25, 2019, there were no off-balance sheet arrangements.

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

Going Concern

As of January31, 2019, we had an accumulated deficit of $(2,609,868). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of January31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending January31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended January 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precious Investments, Inc.
Date:	March 28, 2019
By:	/s/ James Zimbler
James Zimbler
Title:	President, Chief Executive Officer, and Director

