Form 10-Q
period 2019-04-30
Cannagistics Inc.
filed 2019-06-17
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to__________

Commission File Number: 000-55711

Cannagistics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2480 Stanfield Road, Unit B Mississauga, Ontario L4Y 1R6
(Address of principal executive offices)

631-676-7230
(Registrant’s telephone number)
_______________________________________________________________
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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,856,299 common shares as of June 14, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Interim Balance Sheets as of April 30, 2019 (unaudited) and July 31, 2018;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine months ended April 30, 2019 and 2018 (unaudited);
F-3	Condensed Consolidated Interim Statements of Stockholders’ Deficit for the three months ended October 31, 2018 and six months ended January 31, 2019 and nine months ended April 30, 2019 (unaudited);

F-4	Condensed Consolidated Interim Statements of Cash Flows for the nine months ended April 30, 2019 and 2018 (unaudited); and
F-5	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2019	July 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119	$14,238
Restricted cash	149,486	0
Accounts and other receivables	573,365	561,546
Prepaid expenses	42,673	11,154
Related party receivables	1,127,220	1,209,000

TOTAL CURRENT ASSETS	1,892,863	1,795,938

EQUIPMENT AND IMPROVEMENTS	57,867	45,130

OTHER ASSETS:
Security deposits	0	36,711

TOTAL ASSETS	$1,950,730	$1,877,779

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$841,641	$830,079
Note payable - line of credit	254,127	264,935
Promissory notes	215,350	40,350
Convertible notes payable	1,734,000	1,034,000
Related party payables	496,912	406,274
TOTAL CURRENT LIABILITIES	3,542,030	2,575,638

LONG-TERM LIABILITIES
Promissory notes	0	175,000
TOTAL LONG-TERM LIABILITIES	0	175,000

TOTAL LIABILITIES	3,542,030	2,750,638

STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock; $0.001 par value; 250,000,000 shares authorized; 14,355,645 and 12,565,645 outstanding as of January 31, 2019 and July 31,2018, respectively	14,267	14,267
Preferred Stock; $0.001 par value; 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of January 31, 2019 and July 31, 2018	1,000	1,000
Additional paid-in capital	1,270,568	1,270,568
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(2,832,135)	(2,113,694)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,591,300)	(872,859)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$1,950,730	$1,877,779

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS, INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

Revenues	$625,385	807,349	$1,791,693	$2,583,216

Cost of revenue	594,231	697,089	1,724,019	2,242,878

Gross profit	31,154	110,260	67,674	340,338

Operating expenses
General and administrative expenses	59,857	74,688	209,228	123,982
Wages and Benefits	77,861	85,152	217,219	313,376
Rent	10,883	7,201	29,759	21,500
Professional fees	86,767	48,769	282,833	313,653
Total operating expenses	235,370	215,810	739,039	772,511

Loss from operations	(204,214)	(105,550)	(671,365)	(432,173)

Other income (expense)
Rental Income	10,331	0	10,331	0
Interest Income	22,020	0	65,240	0
Interest expense	(83,466)	(4,444)	(144,567)	(12,840)
Settlement expense	(10,000)	0	(30,000)	0
Total other expense	(61,115)	(4,444)	(98,996)	(12,840)

Net loss	(265,329)	(109,994)	(770,361)	(445,013)

Net loss per common share: basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)
Basic and diluted weighted average common shares outstanding	25,086,788	25,086,788	25,086,788	25,086,788

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Preferred Stock C
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2018	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$(2,113,694)	$(872,859)

Foreign Currency Adjustment							4,576	4,576
Net loss for the three months October 31, 2018							(192,211)	(192,211)
Balance, October 31, 2018	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$(2,301,329)	$(1,060,494)

Foreign Currency Adjustment							4,282	4,282
Net loss for the three months January 31, 2019							(312,821)	(312,821)
Balance, January 31, 2019	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$(2,609,868)	$(1,369,033)

Foreign Currency Adjustment							43,062	43,062
Net loss for the three months April 30, 2019							(265,329)	(265,329)
Balance, April 30, 2019	14,355,645	$14,267	1,000,000	$1,000	$1,270,568	$(45,000)	$(2,832,135)	$(1,591,300)

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	April 30, 2019	April 30, 2018
Cash Flows from Operating Activities
Net loss	$(770,361)	$(445,013)

Adjustments to reconcile net loss to net cash provided by operating activities:
Warrants issued for services	0	108,883
Foreign currency adjustment	51,920	12,388
Depreciation expense	12,094	9,458

Changes in assets and liabilities
Accounts receivable	(11,819)	48,207
Prepaid expense	(31,519)	(16,200)
Accounts payable and accrued expenses	11,562	(15,966)
Net cash used in operating activities	(738,123)	(298,243)

Cash Flows from Investing Activities
Purchase of equipment	(24,831)	(5,000)
Increase in restricted cash	(149,486)
Decrease in security deposits	36,711	0
Net cash used in financing activities	(137,606)	(5,000)

Cash Flows from Financing Activities
Repayments from notes		112,634
Repayment of notes payable/credit line	(10,808)	0
Proceeds from promissory notes	700,000	143,633
Advances to/from related parties	172,418	54,642
Net cash provided by (used in) financing activities	861,610	310,909

Net increase in cash	(14,119)	7,666

Cash, beginning of period	14,238	21,794

Cash, end of period	$119	$29,460

Supplemental disclosure of cash flow information
Cash paid for interest	$13,544	$12,058
Cash paid for tax	$—	$—

See accompanying notes to the consolidated financial statements

Cannagistics Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

April 30, 2019

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Cannagistics, Inc. (Formerly FIGO Ventures, Inc.) (‘The Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company was an Exploration Stage Company with the principle business being the acquisition and exploration of resource properties.

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

The Company then completed an asset purchase agreement dated August 10, 2015 where the Company acquired from Kashif Khan, its sole officer and director, colored diamonds with a wholesale value of US$4 Million, which he was in control of, in exchange for issuing three secured demand convertible promissory notes totaling US$4 Million.

On March 1, 2017, the Company then entered into a joint venture agreement with Eddeb Management (“Eddeb”). The purpose of the joint venture is to build a fund for the purpose of trading in precious gems, notably, colored diamonds.

Cannagistics Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

April 30, 2019

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

Principles of consolidation

The consolidated financial statements include the accounts of Cannagistics, Inc. and its wholly owned subsidiaries American Freight Xchange, Inc and KRG, Inc. All significant inter-company transactions and balances have been eliminated.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of April 30, 2019, and 2018 the allowance for doubtful accounts was $0 and $0, respectively.

Cannagistics Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

April 30, 2019

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of April 30, 2019 and 2018.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of April 30, 2019, and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Cannagistics Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

April 30, 2019

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) which establishes revenue recognition standards. ASU 2014-09 was effective for annual reporting periods beginning after December 15,2017. We adopted ASU 2014-09 effective August 1, 2018. ASU 2014-09 has not had a significant effect on the Company’s financial position and results of operations.

NOTE 2 – GOING CONCERN

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2019, the Company has an accumulated deficit of $2,832,135. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These condensed consolidated interim financial statements do not include any adjustments that might arise from this uncertainty.

Cannagistics Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

April 30, 2019

NOTE 3 – EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are summarized as follows:

	April 30, 2019	July, 31, 2018
Furniture and fixtures	$75,568	$71,513
Machinery and equipment	198,075	195,813
Transportation equipment	10,987	11,293
Building improvements	4,335	4,456
	288,965	283,075
Less accumulated depreciation
and amortization	231,098	237,945
	$57,867	$45,130
Depreciation and amortization expense:
	$12,094	$15,802

NOTE 4 – PROMISSORY NOTES

Description	April 30, 2019	July 31, 2018
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$3,000	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	3,750	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	4,700	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	5,000	5,000
Note payable dated March 8, 2018, matures March 8, 2019, currently in default, bearing interest at 10% per annum.	$23,900	$23,900
Note payable dated July 20, 2018 matures October 1, 2019, bearing interest at 0% per annum.	175,000	175,000

Total	$215,350	$215,350
Less current portion of long-term debt	215,350	40,350
Total long-term debt	$0	$175,000

Some notes have matured as of July 31, 2017 and have not been paid. They are due on demand and recorded as current liabilities. Interest expense for the three months ended April 30, 2019 and 2018 was $2,790 and $4,285 respectively.

Cannagistics Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

April 30, 2019

NOTE 5 - CONVERTIBLE DEBT

Convertible debt as of April 30, 2019 and July 31, 2018 consisted of the following:

Description	April 30, 2019	July 31, 2018

Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,0000	$1,034,000
Convertible note agreement dated March 13, 2019 in the amount of $800,000 payable and due on March 20, 2020 bearing interest at 24% per annum. The remaining amount of principal is to be advance in May 2019.	$700,000	$0
Convertible notes, net of discount	$1,734,000	$1,034,000

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the three months ended April 30, 2019 and 2018 was $57,806 and $19,547, respectively.

NOTE 6 - LINE OF CREDIT

The Company has a line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of April 30, 2019, and July 31, 2018, $254,127 and $264,935 were drawn on the line of credit, respectively. Interest expense for the nine months ended April 30 2019 was $13,544 and $12,058 respectively. Beginning February 1, 2019, the Company is required to maintain a cash collateral account in the amount of $200,000 in Canadian dollars. The Company has invested in a Guaranteed Investment Certificate for a one year term at an interest rate of .25%.

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $0 and $16,978 during the nine months ended April 30, 2019 and 2018. As of the April 30, 2019 and July 31, 2018, there were $496,912 and $406,274 due to related parties, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the nine months ended April 30, 2019 and 2018 consulting fees paid were $201,857 and $0 respectively. The consulting fees are included as part of professional fees on the Company’s financial statements.

The Company on February 20, 2018 entered into a related party (Recommerce Group, Inc) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The Company has received payment of $81,780 of the non-interest bearing note. The note is payable and due on demand and bears interest at the rate of 10%. Interest income in the amount of $64,695 for the nine months ended April 30, 2019 has been recorded in the financial statements.

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

Cannagistics Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Interim Financial Statements (unaudited)

April 30, 2019

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of January 31, 2019, and July 31, 2018 there were 14,355,645 and 12,565,645 shares of common stock outstanding, respectively. There were also 1,000,000 shares of Series C Preferred stock outstanding as of April 30, 2019, and July 31, 2018.

On November 1, 2017, we effected a one-for- four reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

On November 7, 2017, the Company designated 1,000,000 shares of Preferred Stock as Series C Preferred stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. As of April 30, 2019, there were 1,000,000 shares of Preferred C shares issued and outstanding.

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

The Company in February 2019 assumed a lease agreement for a facility site and entered into a lease agreement for office space. The facility site lease has a term of twenty three months expiring on December 31, 2020 and the office space lease has a five year term and begins April 1, 2019 and ends March 31, 2024. The Company on April 30, 2019 entered into a lease agreement for additional office space. The lease has a commencement date of June 1, 2019 and has a lease term of five years expiring on May 31, 2024.

Future minimum lease payments of the lease are below:

Year	Amount
2020	$312,521
2021	$222,469
2022	$36,269
2023	$37,969
2024	$38,346
Thereafter	$2,045
Total	$649,619

On February 23, 2016, the Company entered into a sixty-six (66) month lease for two copiers for quarterly payment of $1,350.

Future minimum lease payments of the lease are below:

Year	Amount
2020	$5,400
2021	$5,400
Total	$10,800

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

On April 17, 2019, we filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with our wholly owned subsidiary, Cannagistics, Inc. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, our board of directors authorized a change in our name to “Cannagistics, Inc.” and our Articles of Incorporation have been amended to reflect this name change.

Subsequent Events

In connection with the above name change, we have the following new CUSIP number: 13767H108. We then submitted the required information to FINRA and we were been provided a market effective date of May 17, 2019. Our common stock will trade under the symbol “CNGT” that more resembles our new name.

Effective June 1, 2019, the Company moved its executive office to:

1200 Veterans Highway

Suite 310

Hauppauge, NY 11788

631-676-7330

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

Results of Operation for Three Months Ended April 30, 2019 and 2018

Revenues

We generated revenue of $625,385 for the three months ended April 30, 2019, as compared revenues of $807,349 for same period ended 2018. We generated revenue of $1,791,693 for the nine months ended April 30, 2019, as compared revenues of $2,583,216 for same period ended 2018. All of our revenues were generated from our freight logistics business.

Our cost of revenues was $594,231 for the three months ended April 30, 2019, as compared with cost of revenue of $697,089 for the same period ended 2018. Our cost of revenues was $1,724,019 for the nine months ended April 30, 2019, as compared with cost of revenue of $2,242,878 for the same period ended 2018.

Operating Expenses

Total operating expenses increased to $235,370 for the three months ended April 30, 2019 up from $215,810 for the three months ended April 30, 2018. Our operating expenses for the three months ended April 30, 2019 consisted mainly of professional fees of $86,767 and general and administrative expenses of $59,859, Wages and Benefits of $77,861 and rent of $10,883. Our operating expenses for the three months ended April 30, 2018 consisted of professional fees of $48,769 and general and administrative expenses of $74,688, Wages and Benefits of $85,152 and rent of $7,201.

Operating expenses increased to $739,039 for the nine months ended April 30, 2019 from $772,511 for the nine months ended April 30, 2018. Our operating expenses for the nine months ended April 30, 2019 consisted mainly of professional fees of $282,833 and general and administrative expenses of $209,228, Wages and Benefits of $217,219 and rent of $29,759. Our operating expenses for the nine months ended April 30, 2018 consisted of professional fees of $313,653 and general and administrative expenses of $123,982, Wages and Benefits of $313,376 and rent of $21,500.

We expect that our operating expenses will increase for the year ended 2019 as a result of the transaction with American Freight Xchange, Inc., and KRG Logistics, Inc.

Other Expenses

We had other expenses of $(61,115) for the three months ended April 30, 2019, compared with other expenses of $(4,444) for the three months ended April 30, 2018. Other expenses for the three months ended April 30, 2019 consisted mainly of Interest expenses. Other expenses for the three months ended April 30, 2018 consisted of interest expense.

We had other expenses of $(98,996) for the nine months ended April 30, 2019, compared with other expenses of $(12,840) for the nine months ended April 30, 2018. Other expenses for the nine months ended April 30, 2018 consisted mainly of Interest Expense. Other expenses for the nine months ended April 30, 2018 consisted of interest expense.

Net Loss

Net loss for the three months ended April 30, 2019 was $(265,331) compared to net loss of $(109,994) for the three months ended April 30, 2018. Net loss for the nine months ended April 30, 2019 was $(770,361) compared to net loss of $(445,013) for the nine months ended April 30, 2018.

Liquidity and Capital Resources

As of April 30, 2019, we had current assets of $1,892,863, consisting of Cash and cash equivalents of $119, Restricted Cash of $149,486, Accounts and other receivables of $573,365, prepaid expenses of $42,673 and Related Part Receivables of $1,127,220. Our total current liabilities as of April 30, 2019 were $3,542,030. We therefore had working capital of $(1,649,167) as of April 30, 2018.

Operating activities provided $(738,123) in cash for the nine months ended April 30, 2019, as compared with cash provided of $(298,243) for the same period ended 2018. Our negative operating cash flow for the nine -month ended April 30, 2019 was mainly the result of Accounts payable and accrued expenses. Our negative operating cash flow for the nine-month ended April 30, 2018 was mainly the result of Accounts payable and accrued expenses.

Investing Activities provided an decrease in Net cash of $(137,606) for the nine months ended April 30, 2019, as compared with $(5,000) for the same period ended 2018. This is attributable to a increase in restricted cash.

Financing activities provided $861,610 for the nine months ended April 30, 2019, as compared with cash used of $310,909 for the same period ended 2018. Our positive financing cash flow for the nine months ended April 30, 2019 was mainly the result of proceeds from promissory notes and advances to/from related parties. Our negative financing cash flow for the nine months ended April 30, 2018 was mainly the result proceeds from promissory notes and advances from related parties.

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

Off Balance Sheet Arrangements

As of June 14, 2019, there were no off-balance sheet arrangements.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2018, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Going Concern

As of April 30, 2019, we had an accumulated deficit of $(2,832,135). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements including ASC 842, to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended April 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent Events

On June 6, 2019, Emerging Growth Advisors, controlled by James W. Zimbler, converted 1,000,000 shares of Series C Preferred Stock into a total of 72,500,000 shares of common stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannagistics Inc.
Date:	June 17, 2019
By:	/s/ James Zimbler
James Zimbler
Title:	President, Chief Executive Officer, and Director

