Form 10-K
period 2019-07-31
Cannagistics Inc.
filed 2020-01-16
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission file number: 000-55711

Cannagistics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2480 Stanfield Road, Unit B Mississauga, Ontario L4Y 1S2
(Address of principal executive offices)

631-676-7230
(Registrant’s telephone number)
___Precious Investment, Inc.__
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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $68,363,759

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 93,118,077 common shares as of January 15, 2020.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	25

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

The Series C preferred stock were converted into common stock on or about May 15, 2019.

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

We intend to carry on the business of American Freight, as our primary line of business. We have relocated our principal executive offices to 2480 Stanfield Road, Unit B, Mississauga, Ontario L4Y 1S2, and an Executive Office located at 1200 Veterans Highway, Suite 310, Hauppauge, NY 11788. Our telephone number is 631-676-7230.

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

Subsequent Events

On September 26, 2019, the Board of Directors approved the registered spinout of its Global3pl, Inc., (a New York corporation) (“Global3pl”) subsidiary. Global3pl is to be a logistics technology provider, along with the American Freight Xchange and UrtbanX Platforms that have been under development by the Company.

The Board of Directors also declared a stock dividend for all shareholders, with a record date of October 10, 2019. For every 50 shares of common stock of the Company, all shareholders of record on the record date will receive one share of common stock in Global3pl. Global3pl will also file a registration statement as part of its raise of capital to complete the development of American Freight Xchange, a North American freight broker-driven 3pl network to handle the management of long haul LTL (less than truckload), and specialty freight (white glove) services and Urbanx, a North American network of rush-messenger local trucking services for forward and reverse last mile delivery (including white glove service).

On September 18, 2019, the Company announced, with a press release, the signing of a Letter of Intent (the “LOI”) with Unified Cannabis of Calgary, Canada (“Unified”) whereby Unified will merge qualified assets into the Company in an all-stock transaction. The Company will then raise the capital necessary to effectuate the merger of the assets and acquisition targets of Unified and for the explosive organic growth strategy of Cannagistics and Unified, combined, thus creating the first CBD/Hemp/Cannabis International Vertically Optimized Company (CIVOC).

Effective October 1, 2019, the Company suspended operations of its subsidiary Global3pl, Inc., (an Ontario corporation, formerly known as KRG Logistics, Inc.), suspended future operations related to the operations in Mississauga, Ontario. It is in the process of collecting accounts receivables still due and working on a plan to pay its payables. It has entered into an agreement with 10451029 Canada Inc., d/b/a Reliable Logistics, for the assignment and of the assets of Global3pl, Inc., (an Ontario Corporation). The transaction has not yet completed.

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

Our auditors, in their opinion dated January 15, 2020, have stated that currently we do not have sufficient cash, nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We may seek to raise operating capital to implement our business plan in an offering of our common stock.

Because we are dependent on outside financing for continuation of our operations, the failure to obtain financing will adversely affect our business and its growth.

Because we currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Most of our financing to date has been from the issuance of debt and the sale of equity in our company

Our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in our company could lose their entire investment. The company currently needs additional capital for the next twelve months to allow the expansion of operations. Pursuant to the Warrants described in Item 1, above, we anticipate that a large portion of the additional capital needed may be raised from the exercise of said Warrants. There is no assurance that the Warrants will in fact be exercised. This money is needed to secure necessary human capital and to implement our marketing and distribution plans as well as potential acquisitions and expanding our on-line operations. If we are unable to raise this capital, may not be able to implement our expansion plans.

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

We are presently dependent to a great extent upon the experience, abilities and continued services of James Zimbler, our sole officer and director. If he should resign or die we will not have a leader to fill these important roles. If that should occur, until we find another person to serve in those capacities our operations could be suspended as we would not have access to the aforementioned relationships with suppliers. In that event it is possible you could lose most if not all of your entire investment.

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

Our officers and directors, whose interests may differ from other stockholders, have the ability to exercise significant control over us. Presently, James Zimbler beneficially owns all of our outstanding Series D Preferred Stock. Under the Certificate of Designation, holders of Series D Preferred Stock will be entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of seventy-two and one half (72.5) votes for each share held. The holders are further entitled to convert each share of their Series C Preferred Stock into seventy-two and one half (72.5) shares of our common stock. Mr. Zimbler is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.  He could prevent transactions, which would be in the best interests of the other shareholders. The interests of our officer and director may not necessarily be in the best interests of the shareholders in general.

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

Our common stock is quoted under the symbol “CNGT” effective May 17, 2019 on the OTCPink operated by OTC Markets Group, Inc. (OTCMarkets.com), an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

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

Item 2. Properties

Our principal offices, effective February 1, 2018, are located at 2480 Stanfield Rd, Mississauga, Ontario L4Y 1S2. This space is leased by the Company through December 31, 2021 and is currently sufficient for Company purposes. Due to the suspension of operations at the Mississauga facility, the lease has been cancelled (see “Subsequent Events” in Section 1).

In addition, we have an executive office, consisting of approximately 250 square feet located at 1200 Veterans Highway, Suite 310, Hauppauge, NY 11788 (631-676-7330). The lease is for approximately 800 square feet at a monthly payment of $1,817 and is sufficient for the needs of the Company.

Item 3. Legal Proceedings

I.

We are a party to a case titled William Prusin v. Precious Investments Inc., and Kashif Khan. The litigation was commenced in the Ontario Superior Court of Justice (Commercial List) on July 20, 2016. The litigation stems from a diamond purchase agreement entered into on April 1, 2016 between Dr. William Prusin and Precious Investments Inc. By virtue of the terms of the agreement, Precious Investments purchased Dr. Prusin’s diamond portfolio, which was valued at $3.8 million (CDN) for the purposes of the agreement. In exchange for the diamond portfolio, Dr. Prusin was provided with 1,324,413 common shares of Precious Investments.

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

The Company and Mr. Khan deny all of the plaintiff’s allegations. The Company and Mr. Khan deny that any documents provided to Dr. Prusin constitute an “offering memorandum”, or that any prospectus was required under the Ontario Securities Act since the transaction falls within the exemption set out in National Instrument 45-106. In addition, the defendants deny that any fraudulent misrepresentation was made to Dr. Prusin. The defendants have filed a counter-claim against Dr. Prusin, alleging a breach of the diamond purchase agreement.

The action is currently dormant, although the plaintiff has retained new counsel. Current local Counsel for the Company believes that it will be ultimately successful in defending the action

II.

KRG Logistics, Inc., now known as Global3pl, Inc., (an Ontario corporation) a subsidiary of the Company was named as the defendant in an action in the Ontario Superior Court of Justice by Ron Alvares, one of the shareholders of KRG Logistics, Inc., when it was purchased by the Company. The suite is for breach of contract for monies due as a result of the Purchase Agreement and for an amount due from a shareholder loan claimed by Mr. Alvares to KRG Logistics on September 30, 2014. The Company intends to defend against the breach of contract claim as the amount claimed to be due is incorrect, based on payments already made. It will also file counter-claims based on intentional interference of contracts by Mr. Alvaes and his son for stealing clients of the Company and industrial sabotage f the Company’s software systems. With respect to the claim of an outstanding shareholder loan it is the position of the Company that said shareholder loan was never disclosed to the Company at the time of the purchase and based on information available, any such shareholder loan was paid off with the down payment provided by the Company for the purchase of KRG Logistics.

Procedurally the plaintiff has named the wrong parties and Counsel in Ontario is waiting for an amended complaint to file an answer and counterclaims.

III.

KRG Logistics, Inc., now known as Global3pl, Inc., (an Ontario corporation) a subsidiary of the Company has been notified of an action by Michael Horgan, a former employee of KRG Logistics of a claim under the Ontario Employment Standards Act, based on his employment being terminated. His employment ended prior to the acquisition of KRG Logistics by the Company

Simply summarized, the Company’s position is that KRG Logistics, Inc. is not liable or responsible for any severance pay to Mr. Horgan, as his position was eliminated while he was on medical leave. The position was eliminated by KRGL Logistics due to a loss of a contract for which the position was utilized, and that furthermore KRG Logistics, Inc., does not meet the threshold to fall under the Ontario Employment Standards Act.

The Company is in the process of retaining Counsel in Ontario to handle this matter.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “CNGT” on the OTCPink operated by OTC Markets Group, Inc. Currently, there is no trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2018
Quarter Ended	High $	Low $
July 31, 2018	0.60	0.262
April 30, 2018	0.3009	0.262
January 31, 2018	1.55	0.12
October 31, 2017	1.10	0.12

Fiscal Year Ending July 31, 2019
Quarter Ended	High $	Low $
July 31, 2019	0.35	0.036
April 30, 2019	0.32	0.13
January 31, 2019	0.261	0.05
October 31, 2018	0.33	0.261

On December 18, 2019, the last sales price per share of our common stock on the OTCPink was $0.115.

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

Holders of Our Common Stock

As of January 2020, we had 93,118,077 shares of our common stock issued and outstanding, held by approximately 182 shareholders of record, other than those held in street name.

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

Results of Operations for the Years Ended July 31, 2019 and 2018

Revenues

We generated revenue of $2,329,899 for the year ended July 31, 2019, as compared with $2,220,755 for the year ended July 31, 2018. All of our revenues were generated from the operations of our operating subsidiary, KRG Logistics, Inc., a third-party freight logistics provider.

Our cost of revenues was $2,150,398 for the fiscal year ended July 31, 2019 as compared with $2,040,280 for the fiscal year ended July 31, 2018.

Operating Expenses

Operating expenses increased to $2,293,899 for the fiscal year ended July 31, 2019, as compared with $866,475 for the year ended July 31, 2018. Our operating expenses for the year ended July 31, 2019, consisted mainly of Consulting fees of $77,920 and professional fees of $344,267 and general and administrative expenses of $285,185. Wages and Benefits of $493,045 and bad debt allowance of $1,055,783 due from a related party. Our operating expenses for the year ended July 31, 2018, consisted mainly of Consulting fees of $26,535 and professional fees of $369,551 and general and administrative expenses of $255,187 and Wages and Benefits of $196,776.

Other Expenses

We had other expenses of $(1,561,459) for the fiscal year ended July 31, 2019 as compared with $(1,125,501) for the year ended July 31, 2018.

Net Loss

Net loss for the year ended July 31, 2019 was ($3,675,857) as compared with $(1,811,501) for the year ended July 31, 2018.

Liquidity and Capital Resources

As of July 31, 2019, we had total current assets of $517,811 and total assets in the amount of $727,922, after the allowance for Bad Debt. Our total current liabilities as of July 31, 2019 were $(3,828,651). We had total working capital of $(3,310,840) as of July 31, 2019 and $(779,700) as of July 31, 2018.

Operating activities used $(2,293,899) in cash for the year ended July 31, 2019, as compared with $(866,475) in cash for the year ended July 31, 2018. Our net loss of $(3,675,857) with Loss on Interest Expense of $(253,206), Loss on Conversion of Preferred Stock of $(99,000) and Loss on conversion of debt of $(1,289,724).

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

Off Balance Sheet Arrangements

As of July 31, 2019, there were no off-balance sheet arrangements.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2019, we have an accumulated deficit of $(5,770,449). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended July 31, 2019, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of July 31, 2019 and 2018
F-4	Statements of Operations for the years ended July 31, 2019 and 2018
F-5	Statement of Stockholders’ Deficit for the years ended July 31, 2019 and 2018
F-6	Statements of Cash Flows for the years ended July 31, 2019 and 2018
F-7	Notes to Statements

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Highway, Suite 350, Hauppage, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FIRM

To the Board of Directors and

Stockholders of Cannagistics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cannagistic, Inc. and Subsidiaries (the Company) as of July 31, 2019 and 2018, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two- year period ended July 31, 2019, and the related notes ( collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two- year period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,675,857 during the year ended July 31, 2019, and, as of that date, had a working capital deficiency of $3,310,840 and net deficit of $3,100,729. The Company needs additional financing to maintain its operations and any future financing is not assured. As a result, has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to the going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

BMKR, LLP

We have served as the Company’s auditor since 2017

Hauppauge, NY 11788

January 15, 2020

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	July 31, 2019	July 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$630	$14,238
Accounts and other receivables	498,766	561,546
Prepaid expenses	16,515	11,154
Related party receivables, less allowance for doubtful accounts of $1,055,783	1,900	1,209,000

TOTAL CURRENT ASSETS	517,811	1,795,938

EQUIPMENT AND IMPROVEMENTS	54,296	45,130

OTHER ASSETS:
Restricted cash	152,181	0
Security deposits	3,634	36,711

TOTAL OTHER ASSETS	155,815	36,711

TOTAL ASSETS	$727,922	$1,877,779

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$893,957	$830,079
Note payable - line of credit	258,708	264,935
Promissory notes	165,000	40,350
Convertible notes payable	2,145,041	1,034,000
Related party payables	365,945	406,274
TOTAL CURRENT LIABILITIES	3,828,651	2,575,638

LONG-TERM LIABILITIES
Promissory notes	0	175,000
TOTAL LONG-TERM LIABILITIES	0	175,000

TOTAL LIABILITIES	3,828,651	2,750,638

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 8,000,000 and 1,000,000 shares issued and outstanding as of July 31, 2019 and 2018	8,000	1,000
Common stock; $0.001 par value; 250,000,000 shares authorized; 93,118,077 and 14,355,645 outstanding as of July 31, 2019 and 2018, respectively	93,029	14,267
Additional paid-in capital	2,613,690	1,270,568
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(5,770,449)	(2,113,694)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,100,729)	(872,859)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$727,922	$1,877,779

See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	July 31, 2019	July 31, 2018

Revenues	$2,329,899	$2,220,755

Cost of revenue	2,150,398	2,040,280

Gross profit	179,501	180,475

Operating expenses
General and administrative expenses	285,185	255,187
Bad debt	1,055,783	—
Wages and benefits	493,045	196,776
Rent	37,699	18,426
Consulting	77,920	26,535
Professional fees	344,267	369,551
Total operating expenses	2,293,899	866,475

Loss from operations	(2,114,398)	(686,000)

Other income (expense)
Interest Income	88,471	45,893
Interest expense	(253,206)	(74,667)
Gain on sale of assets	—	4,588
Loss on conversion of debt	(1,289,724)	(862,499)
Loss on conversion of stock	(99,000)	—
Loss on issuance of stock	(8,000)	(238,816)
Total other expense	(1,561,459)	(1,125,501)

Net loss	(3,675,857)	(1,811,501)

Net loss Attributable to Company	3,675,857	1,811,501

Net loss per common share: basic and diluted	$(0.14)	$(0.13)

Basic and diluted weighted average common shares outstanding	26,008,484	14,355,645

 See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(AUDITED)

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2017	12,565,645	$12,566	—	$—	—	$—	$78,391,183	$(45,000)	$(20,932)	$(79,507,419)	$(1,169,602)

Acquisition adjustment to equity							(78,316,705)		20,932	79,507,419	1,211,646
Stock issued to settle convertible debt	1,540,000	1,540					946,340				947,880
Shares issued for cash	250,000	250	1,000,000	1,000			249,750				251,000
Merger adjustments		(89)								(329,918)	(330,007)
Foreign Currency Adjustment										27,725	27,725
Net loss										(1,811,501)	(1,811,501)
Balance, July 31, 2018	14,355,645	$14,267	1,000,000	$1,000	—	$—	$1,270,568	$(45,000)	$—	$(2,113,694)	$(872,859)

Stock issued to convert preferred to common stock	72,500,000	72,500	(1,000,000)	(1,000)			27,500				99,000
Stock issued to settle convertible debt	6,261,778	6,262					25,898				32,160
Shares issued for cash					8,000,000	8,000					8,000
Conversion of debt							1,289,724				1,289,724
Adjustment to equity	654	1									1
Foreign Currency Adjustment										19,102	19,102
Net loss										(3,675,857)	(3,675,857
Balance, July 31, 2019	93,118,077	$93,029	—	$—	8,000,000	$8,000	$2,613,690	$(45,000)	$—	$(5,770,449)	$(3,100,729

 See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For The Year Ended
	July 31, 2019	July 31, 2018
Cash Flows from Operating Activities
Net loss	(3,675,857)	(1,811,501)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	—	(4,588)
Gain/(loss) on conversion of debt	1,299,594	862,499
Loss on conversion of stock	99,000	—
Loss on issuance of stock	8,000	238,816
Foreign currency adjustment	19,102	(27,725)
Depreciation expense	8,806	15,802
Bad debt	1,055,783
Asset merger adjustment	—	330,007

Changes in assets and liabilities
Accounts receivable	62,780	(537,139)
Inventory	—	203,000
Prepaid expense	(5,361)	(11,154)
Accounts payable and accrued expenses	63,878	581,671
Net cash used in operating activities	(1,064,274)	(160,312)

Cash Flows from Investing Activities
Proceeds from sale of assets	—	8,462
Purchase of equipment	(17,972)	(20,492)
Increase in restricted cash	(152,181)	—
(Increase) decrease in security deposits	33,077	(36,711)
Net cash used in investing activities	(137,076)	(48,741)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	—	1,701
Proceeds from the sale of preferred stock	—	1,000
Proceeds from the line of credit	—	264,935
Proceeds from promissory notes	6,100	198,900
Proceeds from convertible notes	1,116,881	1,024,552
Proceeds from additional paid in capital	—	249,750
Payments on line of credit	(6,227)	—
Payments on promissory notes	(40,000)	—
Payments on notes payable related party	151,317	(319,544)
Advances to/from related parties	(40,329)	(1,209,000)
Net cash provided by (used in) financing activities	1,187,742	212,294

Net increase in cash	(13,608)	3,241

Cash, beginning of period	14,238	10,997

Cash, end of period	630	14,238

Supplemental disclosure of cash flow information
Cash paid for interest	52,322	74,667
Cash paid for tax	—	—

Non-cash investing and financing transactions
Acquisition adjustment to equity	—	1,211,646
Shares issued to settle convertible debt	—	947,880

 See accompanying notes to the consolidated financial statements

Cannagistics, Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Financial Statements (Audited)

July 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Cannagistics, Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Financial Statements (Audited)

July 31, 2019

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

As part of the transaction, amounts due to former officers were forgiven, with the balances recorded as Contributed Capital. For equity purposes, accumulated deficit shown are those American Freight Xchange, Inc. Shipzooka Acquisition Corp. is a dormant corporation.

The Company is both a less-than-truckload (“LTL”) and a Third-Party Logistics (“3PL”) carrier, providing regional, inter-regional and national LTL and or 3PL services. These include arranging for ground and air expedited transportation and consumer household pickup and delivery (“P&D”), through a single integrated organization. In addition to our core LTL services, we offer a range of value-added services which cover different areas, such as, truckload brokerage, supply chain consulting and warehousing and pick and ship services.

On July 23, 2018 the Company amended the name of its subsidiary, KRG Logistics, Inc., to Global3pl, Inc. (an Ontario corporation).

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

On September 26, 2019, the Board of Directors approved the registered spinout of its Global3pl, Inc., (a New York corporation) (“Global3pl”) subsidiary. Global3pl is to be a logistics technology provider, along with the American Freight Xchange and UrtbanX Platforms that have been under development by the Company.

The Board of Directors also declared a stock dividend for all shareholders, with a record date of October 10, 2019. For every 50 shares of common stock of the Company, all shareholders of record on the record date will receive one share of common stock in Global3pl. Global3pl will also file a registration statement as part of its raise of capital to complete the development of American Freight Xchange, a North American freight broker-driven 3pl network to handle the management of long haul LTL (less than truckload), and specialty freight (white glove) services and Urbanx, a North American network of rush-messenger local trucking services for forward and reverse last mile delivery (including white glove service).

Cannagistics, Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Financial Statements (Audited)

July 31, 2019

On September 18, 2019, the Company announced, with a press release, the signing of a Letter of Intent (the “LOI”) with Unified Cannabis of Calgary, Canada (“Unified”) whereby Unified will merge qualified assets into the Company in an all-stock transaction. The Company will then raise the capital necessary to effectuate the merger of the assets and acquisition targets of Unified and for the explosive organic growth strategy of Cannagistics and Unified, combined, thus creating the first CBD/Hemp/Cannabis International Vertically Optimized Company (CIVOC).

Effective October 1, 2019, the Company suspended operations of its subsidiary Global3pl, Inc., (an Ontario corporation, formerly known as KRG Logistics, Inc.), suspended future operations related to the operations in Mississauga, Ontario. It is in the process of collecting accounts receivables still due and working on a plan to pay its payables. It has entered into an agreement with 10451029 Canada Inc., d/b/a Reliable Logistics, for the assignment and of the assets of Global3pl, Inc., (an Ontario Corporation). The transaction has not yet completed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of Cannagistics, Inc. and its wholly owned subsidiaries American Freight Xchange, Inc and Global3pl, Inc. (Ontario), formerly known as KRG Logistics, Inc. All significant inter-company transactions and balances have been eliminated.

Basis of Presentation

We have summarized our most significant accounting policies for the fiscal period ended July 31, 2019.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of July 31, 2019, and 2018 the allowance for doubtful accounts was $0 and $0, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes," which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Cannagistics, Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Financial Statements (Audited)

July 31, 2019

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

Revenue Recognition

The Company recognizes revenue related to transaction from its third-party logistics sales when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) which establishes revenue recognition standards. ASU 2014-09 was effective for annual reporting periods beginning after December 15,2017. We adopted ASU 2014-09 effective August 1, 2018. ASU 2014-09 has not had a significant effect on the Company’s financial position and results of operations.

FASB ASC Topic 830, Foreign Currency Matters (formerly FASB Statement No. 52, Foreign Currency Translation) provides accounting guidance for transactions denominated in a foreign currency, and for operations undertaken in a foreign currency environment. To prepare consolidated financial statements, an entity translates all functional currency financial statements into a single reporting currency. The same applies if an entity uses different currencies for reporting purposes and for its functional currency. The company reports its currency in US dollars.

Cannagistics, Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Financial Statements (Audited)

July 31, 2019

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of July 31, 2019 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these December 31, 2019 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2019, the Company has incurred losses totaling $4,714,166 since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are summarized as follows:

	July 31, 2019	July 31, 2019
Furniture and fixtures	$76,930	$71,513
Machinery and equipment	205,900	195,813
Transportation equipment	11,185	11,293
Building improvements	4,413	4,456
	298,428	283,075

Less accumulated depreciation and amortization	244,132	237,945
	$54,296	$45,130
Depreciation and amortization expense:
	8,806	$15,802

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of July 31, 2019 and July 31, 2018 consisted of the following:	July 31, 2019	July 31, 2018
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$0	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	0	3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	0	4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	0	5,000
Note payable dated March 8, 2018, matures March 8, 2019, currently in default, bearing interest at 10% per annum.	$30,000	$23,900
Note payable dated July 20, 2018 matures October 1, 2019, bearing interest at 0% per annum.	135,000	175,000

Total	$165,000	$215,350
Less current portion of long-term debt	165,000	40,350
Total long-term debt	$0	$175,000

Some notes have matured as of July 31, 2017 and have not been paid. They are due on demand and recorded as current liabilities. Interest expense for the year ended July 31, 2019 and 2018 was $18,644 and $4,285 respectively.

Cannagistics, Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Financial Statements (Audited)

July 31, 2019

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of July 31, 2019 and July 31, 2018 consisted of the following:

Description	July 31, 2019	July 31, 2018

Convertible note agreement dated November 1, 2013 in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,0411	$0
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,0000	$1,034,000
Convertible note agreement dated March 13, 2019 in the amount of $800,000 payable and due on March 20, 2020 bearing interest at 24% per annum.	$800,0000	$0
C Convertible note agreement dated June 28, 2019 in the amount of $300,000 payable and due on June 28, 2020 bearing interest at 20% per annum.	$300,0000	$0
Convertible notes, net of discount	$2,145,041	$1,034,000

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the year ended July 31, 2019 and 2018 was $163,668 and $19,547, respectively.

NOTE 7 - LINE OF CREDIT

The Company has a line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of July 31, 2019, and July 31, 2018, $258,708 and $264,935 were drawn on the line of credit, respectively. Interest expense for the years ended July 31, 2019 and 2018 were $18,567 and $12,058 respectively. Beginning February 1, 2019, the Company is required to maintain a cash collateral account in the amount of $200,000 in Canadian dollars. The Company has invested in a Guaranteed Investment Certificate for a one-year term at an interest rate of ..25%.

NOTE 8 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced 35,777.24 and $16,978 during the year ended July 31, 2019 and 2018. As of the July 31, 2019 and July 31, 2018, there were $365,945 and $406,274 due to related parties, a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the year ended July 31, 2019 and 2018 consulting fees paid were $169,719 and $178,860 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018 entered into a related party (that being Recommerce Group, Inc. and our President is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest income in the amount of $64,695 for the year ended July 31, 2019 has been recorded in the financial statements. An allowance for Bad Debt, related to the Related Party Note with Recommerce Group, Inc. has been added to the Balance Sheet.

Cannagistics, Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Financial Statements (Audited)

July 31, 2019

NOTE 9 – TRANSFER AND ASSIGNMENT OF ASSETS

On November 16, 2017, the Company entered into an agreement of conveyance, transfer and assignment of assets (the “Agreement”) with its former officer Kashif Khan and the non-controlling owners of the Company subsidiary Flawless Funds GP (assignees), in which the Company was returned 16,000,000 shares of its common stock in consideration of all assets related to its previous colored diamond business which had a book value related to accounts receivable of $20,000. Additionally, the assignees agreed to pay up to $100,000 in liabilities on the behalf of the Company. As of July 31, 2018, the 16,000,000 shares have been returned and the Company has recorded the net consideration received of $80,000 as an increase to additional paid in capital.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of July 31, 2019, and 2018 there were 93,118,077 and 14,355,645 shares, respectively, of common stock outstanding. There were, also, 8,000,000 shares of Series D Preferred stock outstanding as of July 31, 2019 and 1,000,000 shares of Series C Preferred stock outstanding as of July 31, 2018.

On November 1, 2017, we effected a one-for-four reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

On November 7, 2017, the Company designated 1,000,000 shares of Preferred Stock as Series C Preferred stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. As of July 31, 2018, there were 1,000,000 shares of Preferred C shares issued and outstanding. On May 15, 2019, the 1,000,000 shares were converted to 72,500,000 shares of common stock.

On April 29, 2019, the Company designated 10,000,000 shares of Preferred Stock as Series D Preferred stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series D Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. As of July 31, 2019, there were 8,000,000 shares of Preferred D shares issued and outstanding.

NOTE 11 – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 20%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31, 2019	July 31, 2018

Expected income tax at statutory rate	$(735,171)	$(362,300)
Permanent differences	—	—
Change in valuation allowance	735,171	362,300
Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at July 31, 2019 and 2018 are as follows:

	July 31, 2019		July 31, 2018

Net operating loss carry-forward		$2,443,167	$1,707,996
Valuation allowance		(735,171)	(341,599)
Net deferred income tax asset	$		$—

Cannagistics, Inc., also known as Precious Investments Inc.,

GLOBASL3PL INC and Subsidiaries

Notes to Condensed Financial Statements (Audited)

July 31, 2019

The Company has net operating losses carried forward of approximately $4 million and $2 million as of July 31, 2019 and 2018, respectively, available to offset taxable income in future years which expire beginning in fiscal 2039.

As of and for the years ended July 31, 2019 and 2018, management does not believe the Company has any uncertain tax positions. Accordingly, there are no recognized tax benefits at July 31, 2019 and 2018.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company in February 2019 assumed a lease agreement for a facility site and entered into a lease agreement for office space. The facility site lease has a term of twenty-three months expiring on December 31, 2020 and the office space lease has a five-year term and begins April 1, 2019 and ends March 31, 2024.

Effective October 1, 2019, the Company suspended operations of its subsidiary Global3pl, Inc., (an Ontario corporation, formerly known as KRG Logistics, Inc.), suspended future operations related to the operations in Mississauga, Ontario. It is in the process of collecting accounts receivables still due and working on a plan to pay its payables. It has entered into an agreement with 10451029 Canada Inc., d/b/a Reliable Logistics, for the assignment and of the assets of Global3pl, Inc., (an Ontario Corporation). The transaction has not yet been completed.

The Company on July 31, 2019 entered into a lease agreement for additional office space. The lease has a commencement date of June 1, 2019 and has a lease term of five years expiring on May 31, 2024.

Future minimum lease payments, as set forth in the lease, are below:

Year	Amount
2019-2020	$21,912
2020-2021	$22,569
2021-2022	$23,246
2022-2023	$23,943
2023-2024	$20,449

NOTE 13 - SUBSEQUENT EVENTS

Sanguine Group, LLC, has loaned the Company additional funds not already included in the established promissory note. These funds are not yet reduced to a written agreement.

Garden State Holdings loaned the Company $55,000 on December 4, 2019. There is no written note at this time, but Garden State Holdings has committed to loan the Company up to $175,000.

Sanguine Group, LLC and Garden State Holdings are entities controlled by the same person, who is an investor in the Company.

Emerging Growth Advisors, Inc., controlled by James W. Zimbler, our President/Director has loaned the company a total of $35,777.24. There is no terms or written note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name, age, and position of our current director and executive officer as of the date of this Annual Report.

Name	Age	Position(s) and Office(s) Held
James W. Zimbler	54	Chairman of the Board, Chief Executive Officer and Director

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

Audit Committee

We do not have a separately designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending July 31, 2019, the board of directors:

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2019 and 2018.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James W. Zimbler, CEO and Director	2019 2018 2017	151,133 95,000 0	00 0	1,000,000* 0 0	0 0	0 0	0 0	0 0	__ __

*  Stock Award was 1,000,000 Series D Preferred Shares

Narrative to Summery Compensation Table

On October 1, 2018, we entered into an employment agreement with James W. Zimbler (“Zimbler”) to be our Chief Executive Officer (the “Zimbler Agreement”). The description of the Zimbler Agreement provided below is qualified in its entirety by reference to the complete terms of the Zimbler Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated by reference herein.

The following is a summary of the material terms of the Zimbler Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 15, 2020, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 2480 Stanfield Road, Unit B, Mississauga, Ontario L4Y 1S2.

	Common Stock		Series D Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
James Zimbler (3)	72,500,000	%	1,000,000	100%
All Directors and Executive Officers as a Group (1 person)		%	1,000.000	100%
5% Holders
Realty Capital Management (4) Blienham Trust PO Box 3483 Road Town, Tortola, British Virgin Islands	681,675	4.75%	0	0%
John Figliolini (5) 12862 Riverside Drive East Windsor, ON N8N1A8 Canada	*	*%	0	0%
Torey Jean Gault 12862 riverside Dr. East Windsoe, ON N8N1A8 (6)	517,361	3.6%	0	0%
Parand Bioukzadeh 313-25 Avondale Ave North York, ON Canada M2N7C1	2,000,000	13.9%	0	0%
Faegheh Mobarhan Niakan 313-25 Avondale Ave. North York, ON Canada M2M7C1	2,000,000	13.9%	0	0%

 * less than one percent

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 51,262,577 shares of common stock as of August 22, 2017. The percent of class of Series A Preferred Stock is based on 0 shares of common stock as of August 22, 2017.

(3)	Mr Zimbler, though Emerging Growth Advisors, Inc., is the holder of 1,000,000 shares of Series Dpreferred stock, with voting rights of 72.5 shares of common stock per one share of Series D Preferred Stock

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

On October 26, 2016, we learned that it was not possible to obtain an audit of Karrah that we were required to file with the SEC in connection with the acquisition as a result of the nature of the company’s jewelry inventory. Because we were unable to obtain an audit of Karrah, on October 28, 2016, we have restructured the entire transaction by entering into a Termination and Restructure Agreement. First, we and Karrah have mutually agreed to cancel the Agreement to acquire the issue and outstanding shares of stock in Karrah. Second, we agreed to purchase from Karrah its customer list in exchange for a revised promissory note (the “New Note”). The New Note will be in favor of Karrah valued at $1,500,000 with interest at 6% per annum and will not be secured by the assets of Karrah. The customer list has been invaluable in establishing our current colored diamond inventory. Third, we have acquired some of the inventory from Karrah, and the value of the New Note reflects that consideration as well.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees		Tax Fees	Other Fees
2017	$25,000		$25,000	$0	$0
2018	$50,000	$		$0	$0
2019	$72,500	$		$0	$0

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
January 16, 2020

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
January 16, 2020

