Form 10-Q
period 2019-10-31
Cannagistics Inc.
filed 2020-02-18
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2019

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Interim Balance Sheets as of October 31, 2019 (unaudited) and July 31, 2019;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended October 31, 2019 and 2018 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the three months ended October 31, 2019 and 2018 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2019	July 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,271	630
Accounts and other receivables	474,631	498,766
Prepaid expenses	21,782	16,515
Restricted cash	152,233	152,181
Related party receivables, less allowance for doubtful accounts of $1,045,368	1,900	1,900

TOTAL CURRENT ASSETS	653,817	669,992

EQUIPMENT AND IMPROVEMENTS	54,315	54,296

OTHER ASSETS:
Security deposits	3,634	3,634

TOTAL OTHER ASSETS	3,634	3,634

TOTAL ASSETS	$711,766	727,922

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,053,493	893,957
Note payable - line of credit	289,242	258,708
Promissory notes	165,000	165,000
Convertible notes payable	2,216,841	2,145,041
Related party payables	375,344	365,945
TOTAL CURRENT LIABILITIES	4,099,920	3,828,651

LONG-TERM LIABILITIES
Promissory notes	0	0
TOTAL LONG-TERM LIABILITIES	0	0

TOTAL LIABILITIES	4,099,920	3,828,651

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred Stock; $0.001 par value; 10,000,000 shares authorized, 8,000,000 shares issued and outstanding as of October 31, 2019 and July 31, 2019	8,000	8,000
Common stock; $0.001 par value; 250,000,000 shares authorized; 93,118,077 outstanding as of October 31, 2019 and July 31, 2019	93,029	93,029
Additional paid-in capital	2,613,690	2,613,690
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(6,057,873)	(5,770,449)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,388,154)	(3,100,729)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$711,766	727,922

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS, INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

 (UNAUDITED)

	October 31, 2019	October 31, 2018

Revenues	$295,312	$696,476

Cost of revenue	295,223	618,008

Gross profit	89	78,468

Operating expenses
General and administrative expenses	18,982	233,080
Wages and benefits	69,319	—
Rent	27,413	—
Consulting	28,600	—
Professional fees	62,185	8,901
Total operating expenses	206,499	241,981

Loss from operations	(206,410)	(163,513)

Other income (expense)
Interest Income	21,759	21,475
Interest expense	(104,124)	(30,173)
Settlement expense	—	(20,000)
Total other expense	(82,365)	(28,698)

Net loss	(288,775)	(192,211)

Net loss Attributable to Company	(288,775)	(192,211)

Net loss per common share: basic and diluted	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	93,117,423	14,355,645

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

(UNAUDITED)

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2019	93,118,077	$93,029	—	$—	8,000,000	$8,000	$2,613,690	$(45,000)	$—	$(5,770,449)	$(3,100,729)

Foreign Currency Adjustment										1,351	1,351
Net loss										(288,775)	(288,775)
Balance, October 31, 2019	93,118,077	$93,029	—	$—	8,000,000	$8,000	$2,613,690	$(45,000)	$—	$(6,057,873)	$(3,388,154)

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

(UNAUDITED)

	For The Three Months Ended
	October 31, 2019	October 31, 2018
Cash Flows from Operating Activities
Net loss	(288,775)	(192,211)

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	1,351	4,576
Depreciation expense	—	3,951

Changes in assets and liabilities
Accounts receivable	24,135	(31,476)
Prepaid expense	(5,267)	—
Accounts payable and accrued expenses	159,536	(121,448)
Net cash used in operating activities	(109,020)	(336,608)

Cash Flows from Investing Activities
Purchase of equipment	—	(1,286)
Increase in restricted cash	(52)	—
(Increase) decrease in security deposits	—	17,180
Net cash used in investing activities	(52)	15,894

Cash Flows from Financing Activities
Proceeds from promissory notes	—	125,000
Proceeds from line of credit	276,037	—
Proceeds from loans	71,800
Payments on loans	(12,176)
Payments on line of credit	(245,787)	(32,911)
Advances to/from related parties	21,839	221,383
Net cash provided by (used in) financing activities	111,713	313,472

Net increase in cash	2,641	(7,242)

Cash, beginning of period	630	14,238

Cash, end of period	3,271	6,996

Supplemental disclosure of cash flow information
Cash paid for interest	5,227	4,324
Cash paid for tax	—	—

Non-cash investing and financing transactions
Acquisition adjustment to equity	—	—
Shares issued to settle convertible debt	—	—

See accompanying notes to the consolidated financial statements

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

October 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

Cannagistics, Inc. (Formerly FIGO Ventures, Inc., formerly Precious Investments, Inc.) (‘The Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company was an Exploration Stage Company with the principle business being the acquisition and exploration of resource properties.

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

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

October 31, 2019

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

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

October 31, 2019

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

Effective October 1, 2019, the Company suspended operations of its subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation), suspended future operations related to the operations in Mississauga, Ontario. It is in the process of collecting accounts receivables still due and working on a plan to pay its payables. It has entered into an agreement with 10451029 Canada Inc., d/b/a Reliable Logistics, for the assignment and of the assets of Global3pl, Inc., (an Ontario Corporation). The transaction was completed on November 6, 2019. The Company anticipates formally liquidating and dissolving the subsidiary in the next fiscal Quarter. This is a separate corporation from Global3pl, Inc. (A New York corporation).

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

Unaudited Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended July 31, 2019. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of October 31, 2019, and 2018 the allowance for doubtful accounts was $0 and $0, respectively.

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

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

October 31, 2019

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

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

October 31, 2019

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

Leases

In February 2016, FASB issued ASU-2016-02 (Topic 842) “Leases”, provides accounting guidance for leases, recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018.

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of October 31, 2019 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these October 31, 2019 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2019, the Company has incurred losses totaling $6,057,873 since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are summarized as follows:

	October 31, 2019	October 31, 2018
Furniture and fixtures	$76,956	$76,930
Machinery and equipment	205,970	205,900
Transportation equipment	11,185	11,185
Building improvements	4,413	4,413
	298,524	283,075

Less accumulated depreciation and amortization	247,209	244,132
	$54,315	$54,296
Depreciation and amortization expense:
	19	$8,806

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

October 31, 2019

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of October 31, 2019 and July 31, 2019 consisted of the following:

Description	October 30, 2019	July 31, 2019
Note payable dated March 8, 2018, matures March 8, 2019, currently in default, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 20, 2018 matures October 1, 2019, bearing interest at 0% per annum. This Note is still outstanding	135,000	135,000

Total	$165,000	$165,000
Less current portion of long-term debt	165,000	165,000
Total long-term debt	$0	$0

Interest expense for the three months ended October 31, 2019 and 2018 was $4,285 and $498 respectively.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of October 31, 2019 and October 31, 2018 consisted of the following:

Description	October 31, 2019	July 31, 2019

Convertible note agreement dated November 1, 2013 in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019 in the amount of $800,000 payable and due on March 20, 2020 bearing interest at 24% per annum.	$800,000	$800,000
Convertible note agreement dated June 28, 2019 in the amount of $300,000 payable and due on June 28, 2020 bearing interest at 20% per annum.	$300,000	$300,000
Convertible note agreement dated August 6, 2019 in the amount of $31,500 payable and due on August 6, 2020 bearing interest at 20% per annum.	$31,500	$0
Convertible note agreement dated August 19, 2019 in the amount of $3,800 payable and due on August 19, 2020 bearing interest at 24% per annum.	$3,800	$0
Convertible note agreement dated September 4, 2019 in the amount of $36,500 payable and due on September 4, 2020 bearing interest at 20% per annum.	$36,500	$0
Convertible notes, net of discount	$2,216,841	$2,145,041

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the three months ended October 31, 2019 and 2018 was $92,016 and $25,352, respectively.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

October 31, 2019

NOTE 7 - LINE OF CREDIT

The Company has a line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of October 31, 2019, and October 31, 2018, $267,037 and $232,024 were drawn on the line of credit, respectively. Interest expense for the three months ended October 31, 2019 and 2018 was $5,227 and $4,324 respectively. Beginning February 1, 2019, the Company is required to maintain a cash collateral account in the amount of $200,000 in Canadian dollars. The Company has invested in a Guaranteed Investment Certificate for a one-year term at an interest rate of .25%.

NOTE 8 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $19,490 and $0 during the three months ended October 31, 2019 and 2018. As of the October 31, 2019 and October 31, 2018, there were $375,344 and $365,945 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the three months ended October 31, 2019 and 2018 consulting fees paid were $28,600 and $88,465 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018 entered into a related party (that being Recommerce Group, Inc. and our President is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $26,062 and $21,475 for the three months ended October 31, 2019 and 2018, respectively, has been recorded in the financial statements.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of October 31, 2019 and July 31, 2019, there were 93,118,077 shares, of common stock outstanding. There were, also, 8,000,000 shares of Series D Preferred stock outstanding as of October 31, 2019 and 1,000,000 shares of Series C Preferred stock outstanding as of October 31, 2018.

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

On April 29, 2019, the Company designated 10,000,000 shares of Preferred Stock as Series D Preferred stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series D Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. As of October 31, 2019, there were 8,000,000 shares of Preferred D shares issued and outstanding.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

October 31, 2019

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

Future minimum lease payments, as set forth in the lease, are below:

Year	Amount
2019-2020	$22,075
2020-2021	$22,737
2021-2022	$23,415
2022-2023	$24,122
2023-2024	$14,314

NOTE 11 – SUBSEQUENT EVENTS

Management of the Company has evaluated the subsequent events that have occurred through the date of the report and determined that the following subsequent events require disclosure:

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

The transaction regarding the transfer of the assets of Global3pl, Inc. (Ontario formerly known as KRG Logistics, Inc., was executed on November 6, 2019. The Company anticipates formally liquidating and dissolving the subsidiary in the next fiscal Quarter.

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

Overview

Until 2017, we had been in the business of purchasing and selling colored diamonds and other valuables. We planned to manage a portfolio of rare colored diamonds that were selected for price potential.

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

Our Business

We are both a less-than-truckload (“LTL”) and a Third-Party Logistics (“3PL”) carrier, providing regional, inter-regional and national LTL and or 3PL services. These include arranging for ground and air expedited transportation and consumer household pickup and delivery (“P&D”), through a single integrated organization. In addition to our core LTL services, we offer a range of value-added services which cover different areas, such as, truckload brokerage, supply chain consulting and warehousing and pick and ship services. In addition, we are positioning ourselves to be a provider of logistics for the Cannabis, Hemp and CBD industries.

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

We are also positioning out operations to become a supplier of logistics to the Cannabis, Hemp and CDB industries.

Results of Operation for Three Months Ended October 31, 2019 and 2018

Revenues

We generated revenue of $295,312 for the three months ended October 31, 2019, as compared revenues of $696,476 for same period ended October 31, 2018. All of our revenues were generated from our freight logistics business.

Our cost of revenues was $295,223 for the three months ended October 31, 2019, as compared with cost of revenue of $618,008 for the same period ended October 31, 2018.

Operating Expenses

Total operating expenses decreased to $206,499 for the three months ended October 31, 2019 down from $241,981 for the three months ended October 31, 2018. Our operating expenses for the three months ended October 31, 2019 consisted mainly of professional fees of $62,185 and general and administrative expenses of $18,982, Wages and Benefits of $69,319, consulting fees of $28,600 and rent of $27,413. Our operating expenses for the three months ended October 31, 2018 consisted of professional fees of $8,901 and general and administrative expenses of $233,080.

Other Expenses

We had other expenses of $(82,365) for the three months ended October 31, 2019, compared with other expenses of $(28,698) for the three months ended October 31, 2018. Other expenses for the three months ended October 31, 2019 consisted mainly of Interest expenses of $(104,124). Other expenses for the three months ended October 31, 2018 consisted of interest expense of ($30,173), interest income of $21,475 and Settlement expenses of ($20,000).

Net Loss

Net loss for the three months ended October 31, 2019 was $(288,775) compared to net loss of $(192,211) for the three months ended October 31, 2018.

Liquidity and Capital Resources

As of October 31, 2019, we had current assets of $653,817, consisting of Cash and cash equivalents of $3,271, Accounts and other receivables of $474,631, prepaid expenses of $21,783 and Related Part Receivables of $1,900, after allowance for doubtful accounts of $1,045,368. Our total current liabilities as of October 31, 2019 were $4,099,920. We therefore had working capital of $(3,446,103) as of October 31, 2018.

Financing activities provided $(109,020) for the three months ended October 31, 2019, as compared with cash used of $336,608 for the same period ended 2018. Our positive financing cash flow for the three months ended October 31, 2019 was mainly the result of proceeds from promissory notes and advances to/from related parties. Our negative financing cash flow for the three months ended October 31, 2018 was mainly the result proceeds from promissory notes and advances from related parties.

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

Off Balance Sheet Arrangements

As of February 6, 2020, there were no off-balance sheet arrangements.

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

Going Concern

As of October 31, 2019, we had an accumulated deficit of $(3,439,906). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended October 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Human Rights Tribunal has found in favor of Mr. Horgan and awarded him monetary damages. Inasmuch as Global3pl. Inc. (Ontario) is a subsidiary, said award does not materially affect the Company, especially since it is the intentin of the Company to wind up the operations of Global3pl, Inc. (Ontario).

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

The company has not engaged in the original issue of any shares of its common stock in the Quarter ended October 31, 2019.

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

Cannagistics Inc.
Date:	February 18, 2020
By:	/s/ James Zimbler
James Zimbler
Title:	President, Chief Executive Officer, and Director

