Form 10-Q
period 2020-01-31
Cannagistics Inc.
filed 2020-03-16
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2020

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to__________

Commission File Number: 000-55711

Cannagistics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 Veterans Highway, Ste 310 Hauppauge, NY 11788
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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 97,599,277 common shares as of January 31,2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Interim Balance Sheets as of January 31, 2020 (unaudited) and July 31, 2019;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and six months ended January 31, 2020 and 2019 (unaudited);
F-3	Condensed Consolidated Interim Statements of Stockholders’ Deficit for the six months ended January 31, 2020 (unaudited);
F-4	Condensed Consolidated Interim Statements of Cash Flows for the six months ended January 31, 2020 and 2019 (unaudited); and
F-5	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2020	July 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,830	$630
Accounts and other receivables	497,389	498,766
Prepaid expenses	21,783	16,515
Restricted cash	0	152,181
Related party receivables, less allowance for doubtful accounts of $1,014,245	1,900	1,900

TOTAL CURRENT ASSETS	525,902	669,992

OTHER ASSETS:
Security deposits	3,634	3,634

TOTAL OTHER ASSETS	3,634	3,634

TOTAL ASSETS	$529,536	$673,626

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$841,996	$893,957
Note payable - line of credit	289,242	258,708
Promissory notes	165,000	165,000
Convertible notes payable	2,311,841	2,145,041
Related party payables	542,302	365,945
TOTAL CURRENT LIABILITIES	4,150,382	3,828,651

LONG-TERM LIABILITIES
Promissory notes	0	0
TOTAL LONG-TERM LIABILITIES	0	0

TOTAL LIABILITIES	4,150,382	3,828,651

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 8,000,000 shares issued and outstanding as of January 31, 2020 and July 31, 2019	8,000	8,000
Common stock; $0.001 par value; 250,000,000 shares authorized; 97,599,277 outstanding and issued as of January 31, 2020 and July 31, 2019	93,029	93,029
Additional paid-in capital	2,613,690	2,613,690
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(6,290,565)	(5,824,745)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,620,846)	(3,155,025)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$529,536	$673,626

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS, INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2020

 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019

Revenues	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
General and administrative expenses	(120,212)	228,552	(20,439)	167,534
Wages and benefits	—	—	—	—
Rent	292	—	16,126	—
Consulting	19,672	—	48,272	—
Professional fees	84,248	33,138	146,451	42,040
Total operating expenses	(16,000)	261,690	190,410	209,574

Loss from operations	16,000	(261,690)	(190,410)	(209,574)

Other income (expense)
Interest Income	21,759	21,745	43,518	43,220
Interest expense	(95,723)	(30,927)	(199,847)	(52,534)
Settlement expense	—	—	—	(20,000)
Total other expense	(73,964)	(9,182)	(156,329)	(29,314)

Loss from continuing operations	(57,964)	(270,872)	(346,739)	(238,888)

Discontinued operations, including loss on disposal	(119,081)	(41,949)	(119,081)	(266,143)

Net loss	(177,045)	(312,821)	(465,820)	(505,031)

Net loss per common share: basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Basic and diluted weighted average common shares outstanding	93,117,423	14,355,645	93,117,423	14,355,645

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(UNAUDITED)

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2019	93,118,077	$93,029	—	$—	8,000,000	$8,000	$2,613,690	$(45,000)	$—	$(5,824,745)	$(3,155,025)

Foreign Currency Adjustment										—	—
Net loss										(465,820)	(465,820)
Balance, January 31, 2020	93,118,077	$93,029	—	$—	8,000,000	$8,000	$2,613,690	$(45,000)	$—	$(6,290,565)	$(3,620,845)

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2020

(UNAUDITED)

	For The Six Months Ended
	January 31, 2020	January 31, 2019
Cash Flows from Operating Activities
Net loss	(465,820)	(505,031)
Loss from discontinued operations	119,081	266,143

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	1,351	8,857
Depreciation expense	—	7,182
Accrued interest	199,847	—
Bad debt	41,538	—

Changes in assets and liabilities
Accounts receivable	1,377	123,660
Prepaid expense	(5,268)	2,764
Accounts payable and accrued expenses	(51,961)	(290,235)
Net cash used in operating activities of continuing operations	(278,936)	(147,772)
Net cash used in operating activities discontinued operations	(119,081)	(266,183)
Net cash used in operating activities	(398,017)	(413,955)

Cash Flows from Investing Activities
Purchase of equipment	—	(5,326)
Sale of equipment	(10)	—
(Increase) decrease in restricted cash	152,181	—
(Increase) decrease in security deposits	—	17,180
Net cash provided in investing activities	152,191	11,854

Cash Flows from Financing Activities
Proceeds from promissory notes	95,000	625,000
Proceeds from line of credit	276,321	—
Proceeds from loans	71,800
Payments on loans	(12,176)
Payments on line of credit	(245,787)	(17,892)
Advances to/from related parties	64,884	175,089
Net cash provided by financing activities	250,046	782,197

Net increase in cash	4,200	380,096

Cash, beginning of period	630	14,238

Cash, end of period	4,830	394,334

Supplemental disclosure of cash flow information
Cash paid for interest	—	8,757
Cash paid for tax	—	—

Non-cash investing and financing transactions
Acquisition adjustment to equity	—	—
Shares issued to settle convertible debt	—	—

See accompanying notes to the consolidated financial statements

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

January 31, 2020

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

On September 14, 2012, NPNC Management, LLC filed a petition in the Eighth Judicial District Court in Clark County, Nevada and was appointed custodian of the Company on January 15, 2012.

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

January 31, 2020

On July 23, 2018 the Company amended the name of its subsidiary, KRG Logistics, Inc., to Global3pl, Inc. (an Ontario corporation).

On September 4, 2018 the Company incorporated Cannagistics, Inc., in the province of Ontario, Canada. This is intended to be a possible new line of business for the Company but is dormant at this time.

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

On September 26, 2019, the Board of Directors approved the registered spinout of its Global3pl, Inc., (a New York corporation) (“Global3pl”) subsidiary. Global3pl is to be a logistics technology provider, along with the American Freight Xchange and UrbanX Platforms that have been under development by the Company.

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

Current Projects in Development

Malta Project

Cannagistics Lab Malta, is an emerging biotech lab with an intrinsic knowledge in the medicinal cannabis industry. With a solid team of a multidisciplinary professionals in the pharmaceutical industry, complex supply chain and logistics management, unique technology and intellectual property, Cannagistics Lab purpose is to add value and offer a progress proposal to Malta medicinal cannabis industry, based on its interest to support, educate, take advantage of and focus on the development of breakthrough medicinal cannabis products with different therapeutic uses in patients around the world to whom science and traditional medicine simply could not reach; our vision and knowledge allows us to focus on GMP biopharmaceutical cannabis based medicines, -with the highest standards starting from the raw material- for multiple applications in patients, using latest technology, ancestral knowledge, scientific studies, with an exceptional team of research and development following the strictest standards and good distribution practices for export and national use.

 Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

January 31, 2020

Manufacturing areas description:

The factory will have the following areas for the production process, which will implement the safety protocols and the project will be developed.

Area of receipt: Area of the property that has been destined for the receipt of the raw material and supplies that arrives for the manufacturing process.

Raw material area: Warehouse equipped with the security measures required for the storage of the raw material.

Production and manufacturing area: Sector where the manufacturing process will be carried out in which the transforming plant will be in order to obtain the final product.

Reagents and supplies area: Warehouse equipped with the security measures required for the storage of reagents and supplies.

Solid waste area: Sector destined for the storage of solid waste produced during the manufacturing process.

Finished product area: Warehouse equipped with the security measures required for the storage of the finished product.

Dispatch area: Sector from where the process of dispatch and delivery of the finished product to its final recipient will take place

Administrative area: Sector of the factory where administrative, accounting and security activities will be developed.

Global3pl, Inc (New York Corporation)

Global 3PL, Inc. (NY) is a logistics subsidiary with a seasoned industry team focused on the development of a SaaS platform serving the just-in-time warehouse inventory & distribution industry, as well as general and special commodities segment of the North American freight industry. It intends to operate three integrated brands: AFX, G3PL, and Urban X

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

January 31, 2020

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

January 31, 2020

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of January 31, 2020, and 2019 the allowance for doubtful accounts was $0 and $0, respectively.

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

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

January 31, 2020

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of January 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these January 31, 2020 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2020, the Company has incurred losses totaling $6,290,565 since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,315 for $10 dollars.  The transactions resulted in a loss of $119,081 as reported on the income statement as of January 31, 2020. The following summarizes the operations of the discontinued operations:

	For the Six Months Ended
	January 31, 2020	January 31, 2019
Revenues	$295,312	$1,166,308

Cost of revenue	295,223	1,129,789

Gross Profit	89	36,519

Operating expenses
General and administrative expenses	32,546	294,095
Wages and benefits	24,070	—
Professional fees	3,016	—
Total operating expenses	59,632	294,095

Loss from operations	(59,543)	(257,576)

Interest expense	(5,223)	(8,567)

Loss from operations of discontinued operations	(64,766)	(266,143)
Loss on disposal of discontinued operations	(54,315)	—
	$(119,081)	$(266,143)

NOTE 5 – EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are summarized as follows:

	January 31, 2020	January 31, 2019
Furniture and fixtures	$—	$76,930
Machinery and equipment	—	205,900
Transportation equipment	—	11,185
Building improvements	—	4,413
	0	283,075

Less accumulated depreciation and amortization	0	244,132
	$0	$54,296
Depreciation and amortization expense:
	0	$8,806

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

January 31, 2020

NOTE 6 – PROMISSORY NOTES

Promissory notes payable as of January 31, 2020 and July 31, 2019 consisted of the following:

Description	January 30, 2020	January 31, 2019
Note payable dated March 8, 2018, matures March 8, 2019, currently in default, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 20, 2018 matures October 1, 2019, bearing interest at 0% per annum. This Note is still outstanding	135,000	135,000
Less current portion of long-term debt	165,000	165,000
Total long-term debt	$0	$0

Interest expense for the six months ended January 31, 2020 and 2019 was $8,570 and $5,019 respectively.

NOTE 7 - CONVERTIBLE DEBT

Convertible debt as of January 31, 2020 and January 31, 2019 consisted of the following:

Description	January 31, 2020	January 31, 2019

Convertible note agreement dated November 1, 2013 in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019 in the amount of $800,000 payable and due on March 20, 2020 bearing interest at 24% per annum.	$800,000	$0
Convertible note agreement dated June 28, 2019 in the amount of $300,000 payable and due on June 28, 2020 bearing interest at 20% per annum.	$300,000	$0
Convertible note agreement dated August 6, 2019 in the amount of $31,500 payable and due on August 6, 2020 bearing interest at 20% per annum.	$31,500	$0
Convertible note agreement dated August 19, 2019 in the amount of $3,800 payable and due on August 19, 2020 bearing interest at 24% per annum.	$3,800	$0
Convertible note agreement dated September 4, 2019 in the amount of $36,500 payable and due on September 4, 2020 bearing interest at 20% per annum.	$36,500	$0
Convertible note agreement dated December 4, 2019 in the amount of $95,000 payable and due on December 4, 2020 bearing interest at 12% per annum.	$95,000	$0
Convertible notes, net of discount	$2,311,841	$1,045,041

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the six months ended January 31, 2020 and 2019 was $187,218 and $21,475.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

January 31, 2020

NOTE 8 - LINE OF CREDIT

The Company has a line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of January 31, 2020, and January 31, 2019, $289,242 and $247,043 were drawn on the line of credit, respectively. Interest expense for the six months ended January 31, 2020 and 2019 was $5,227 and $4,433 respectively. Beginning February 1, 2019, the Company is required to maintain a cash collateral account in the amount of $200,000 in Canadian dollars. The Company has invested in a Guaranteed Investment Certificate for a one-year term at an interest rate of .25%.

NOTE 9 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $9,000 and $0 during the six months ended January 31, 2020 and 2019, respectively. As of January 31, 2020, and 2019, there were $542,402 and $499,583 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the three months ended January 31, 2020 and 2019 consulting fees paid were $62,186 and $68,465 respectively. For the six months ended January 31, 2020 and 2019 consulting fees paid were $87,773 and $153,987 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018 entered into a related party (that being Recommerce Group, Inc. and our President is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $26,062 and $21,475 for the three months ended January 31, 2020 and 2019, respectively, has been recorded in the financial statements. Interest expense in the amount of $52,125 and $43,220 for the six months ended January 31, 2020 and 2019, respectively, has been recorded in the financial statements.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of January 31, 2020, and July 31, 2019, there were 97,599,277 and 93,118,077 shares, of common stock outstanding, respectively. There were 8,000,000 shares of Series D Preferred stock outstanding as of January 31, 2020 and July 31, 2019.

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

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

January 31, 2020

On April 29, 2019, the Company designated 10,000,000 shares of Preferred Stock as Series D Preferred stock, par value $0.001 per share (the “Series D Preferred Stock”). Each share of Series D Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. As of January 31, 2019, there were 8,000,000 shares of Preferred D shares issued and outstanding.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

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

Emerging Growth Advisors, Inc., controlled by James W. Zimbler, our President/Director has loaned the company a total of $44,777.24. There is no terms or written note.

The Company has two projects currently under development. They are the Malta Project and the Global3pl, Inc., (NY Corporation) software as a system platform, as described in Note 1.

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

On September 26, 2019, the Board of Directors approved the registered spinout of its Global3pl, Inc., (a New York corporation) (“Global3pl”) subsidiary. Global3pl is to be a logistics technology provider, along with the American Freight Xchange and UrbanX Platforms that have been under development by the Company.

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

On February 24, 2020, and in light of our expansion of our global supply chain efforts, the Company has determined that in accordance with this continued direction of supply chain management, we have determined not to pursue any “plant touching” assets in the United States at this time, until regulations have changed, and have determined not to pursue any transaction with Unified Cannabis as previously announced.

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

Current Projects in Development

Malta Project

Cannagistics Lab Malta, is an emerging biotech lab with an intrinsic knowledge in the medicinal cannabis industry. With a solid team of a multidisciplinary professionals in the pharmaceutical industry, complex supply chain and logistics management, unique technology and intellectual property, Cannagistics Lab purpose is to add value and offer a progress proposal to Malta medicinal cannabis industry, based on its interest to support, educate, take advantage of and focus on the development of breakthrough medicinal cannabis products with different therapeutic uses in patients around the world to whom science and traditional medicine simply could not reach; our vision and knowledge allows us to focus on GMP biopharmaceutical cannabis based medicines, -with the highest standards starting from the raw material- for multiple applications in patients, using latest technology, ancestral knowledge, scientific studies, with an exceptional team of research and development following the strictest standards and good distribution practices for export and national use.

Manufacturing areas description:

The factory will have the following areas for the production process, which will implement the safety protocols and the project will be developed.

Area of receipt: Area of the property that has been destined for the receipt of the raw material and supplies that arrives for the manufacturing process.

Raw material area: Warehouse equipped with the security measures required for the storage of the raw material.

Production and manufacturing area: Sector where the manufacturing process will be carried out in which the transforming plant will be in order to obtain the final product.

Reagents and supplies area: Warehouse equipped with the security measures required for the storage of reagents and supplies.

Solid waste area: Sector destined for the storage of solid waste produced during the manufacturing process.

Finished product area: Warehouse equipped with the security measures required for the storage of the finished product.

Dispatch area: Sector from where the process of dispatch and delivery of the finished product to its final recipient will take place

Administrative area: Sector of the factory where administrative, accounting and security activities will be developed.

Global3pl, Inc (New York Corporation)

Global 3PL, Inc. (NY) is a logistics subsidiary with a seasoned industry team focused on the development of a SaaS platform serving the just-in-time warehouse inventory & distribution industry, as well as general and special commodities segment of the North American freight industry. It intends to operate three integrated brands: AFX, G3PL, and Urban X

Results of Operation for Three Months Ended January 31, 2020 and 2019

Revenues

We generated revenue of $0 for the six months ended January 31, 2020, as compared revenues of $0 for same period ended January 31, 2029, based on our discontinued operations. All of our revenues were formerly generated from our freight logistics business.

Our cost of revenues was $0 for the six months ended January 31, 2020, as compared with cost of revenue of $0 for the same period ended January 31, 2019, based on our discontinued operations.

Operating Expenses

Total operating expenses decreased to $190,410 for the six months ended January 31, 2020 down from $209,574 for the six months ended January 31, 2019. Our operating expenses for the six months ended January 31, 2020 consisted mainly of professional fees of $146,451 and general and administrative expenses of $(20,439), Wages and Benefits of $0, consulting fees of $48,272 and rent of $16,126. Our operating expenses for the six months ended January 31, 2019 consisted of professional fees of $42,040 and general and administrative expenses of $167,534.

Other Expenses

We had other expenses of $(156,329) for the six months ended January 31, 2020, compared with other expenses of $(29,314) for the six months ended January 31, 2019. Other expenses for the six months ended January 31, 2020 consisted mainly of Interest expenses of $(199,847) and interest income of $43,518. Other expenses for the six months ended January 31, 2019 consisted of interest expense of ($52,534), interest income of $43,220 and Settlement expenses of ($20,000).

Net Loss

Net loss for the six months ended January 31, 2020 was $(465,820) compared to net loss of $(505,031) for the six months ended January 31, 2019.

Liquidity and Capital Resources

As of January 31, 2020, we had current assets of $592,902, consisting of Cash and cash equivalents of $4,830, Accounts and other receivables of $497,389, prepaid expenses of $21,783 and Related Part Receivables of $1,900, after allowance for doubtful accounts of $1,045,368.  Our total current liabilities as of January 31, 2020 were $4,150,382. We therefore had working capital of $(3,620,846) as of January 31, 2020.

Financing activities provided $350,042 for the six months ended January 31, 2020, as compared with cash provided of $782,197 for the same period ended 2019.  Our positive financing cash flow for the six months ended January 31, 2020 was mainly the result of proceeds from promissory notes and advances to/from related parties.  Our negative financing cash flow for the six months ended January 31, 2019 was mainly the result proceeds from promissory notes and advances from related parties.

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

Off Balance Sheet Arrangements

As of March 7, 2020, there were no off-balance sheet arrangements.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2019, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Going Concern

As of January 31, 2020, we had an accumulated deficit of $(6,290,566). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Human Rights Tribunal has found in favor of Mr. Horgan and awarded him monetary damages. Inasmuch as Global3pl. Inc. (Ontario) is a subsidiary, said award does not materially affect the Company, especially since it is the intention of the Company to wind up the operations of Global3pl, Inc. (Ontario).

We do not believe that the Company has any liability or that any outcome will be adverse to the Company, inasmuch as KRG Logistics is a separate wholly owned corporate subsidiary of the Company.

IV.

On February 4, 2020, Jeffrey Gates commenced an action in the Supreme Court of the State of New York, County of Suffolk against the Company and Mr. Zimbler for the non-payment of a Promissory Note, of which the balance of $135,000, plus interest. The Company has retained Counsel to appear and defend the action. The Company has every intention of resolving this matter prior to the Court rendering a decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q.

The company has not engaged in the original issue of any shares of its common stock in the Quarter ended January 31, 2020, other than as follows:

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

Cannagistics Inc.
Date:	March 16, 2020
By:	/s/ James Zimbler
James Zimbler
Title:	President, Chief Executive Officer, and Director

