Form 10-Q
period 2020-04-30
Cannagistics Inc.
filed 2020-06-15
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2020

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 105,099,277 common shares as of June 5, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Interim Balance Sheets as of April 30, 2020 (unaudited) and July 31, 2019;
F-2	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine months ended April 30, 2020 and 2019 (unaudited);
F-3	Condensed Consolidated Interim Statements of Stockholders’ Deficit for the nine months ended April 30, 2020 (unaudited);
F-4	Condensed Consolidated Interim Statements of Cash Flows for the nine months ended April 30, 2020 and 2019 (unaudited); and
F-5	Notes to Condensed Consolidated Interim Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2020	July 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,046	$630
Accounts and other receivables	519,149	498,766
Prepaid expenses	21,783	16,515
Restricted cash	0	152,181
Stock held for note payment	45,000	0
Related party receivables, less allowance for doubtful accounts of $993,975	1,900	1,900

TOTAL CURRENT ASSETS	653,878	669,992

OTHER ASSETS:
Security deposits	3,634	3,634

TOTAL OTHER ASSETS	3,634	3,634
ASSETS OF DISCONTINUED OPERATIONS	—	54,296
TOTAL ASSETS	$657,512	$727,922

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,106,256	$893,957
Note payable - line of credit	289,242	258,708
Promissory notes	170,000	165,000
Convertible notes payable	2,473,341	2,145,041
Related party payables	387,834	365,945
TOTAL CURRENT LIABILITIES	4,426,673	3,828,651

LONG-TERM LIABILITIES
Promissory notes	0	0
TOTAL LONG-TERM LIABILITIES	0	0

TOTAL LIABILITIES	4,426,673	3,828,651

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 10,000,000 and 8,000,000 shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	10,000	8,000
Common stock; $0.001 par value; 250,000,000 shares authorized; 100,599,277 and 93,118,077 outstanding and issued as of April 30, 2020 and July 31, 2019, respectively	100,600	93,030
Additional paid-in capital	2,726,120	2,613,690
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(6,560,881)	(5,770,449)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,769,161)	(3,100,729)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$657,512	$727,922

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS, INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019

Revenues	$—	$—	$—	$—

Cost of revenue	—	11,200	—	11,200

Gross profit	—	(11,200)	—	(11,200)

Operating expenses
General and administrative expenses	(5,302)	74,833	(25,741)	55,509
Wages and benefits	—	—	—	—
Rent	7,268	8,006	23,394	8,006
Consulting	59,675	—	107,947	—
Professional fees	125,032	—	271,483	233,728
Total operating expenses	186,673	82,839	377,083	297,243

Loss from operations	(186,673)	(94,039)	(377,083)	(308,443)

Other income (expense)
Rental Income	—	10,331	—	10,331
Interest Income	21,759	22,020	65,277	65,240
Interest expense	(105,402)	(83,466)	(305,249)	(144,567)
Settlement expense	—	(10,000)	—	(30,000)
Total other expense	(83,643)	(61,115)	(239,972)	(98,996)

Loss from continuing operations	(270,316)	(155,154)	(617,055)	(407,439)

Discontinued operations, including loss on disposal	—	(110,175)	(173,377)	(362,922)

Net loss	(270,316)	(265,329)	(790,432)	(770,361)

Net loss per common share: basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	97,617,423	25,086,788	96,590,051	25,086,788

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2018	14,355,645	$14,267	1,000,000	$1,000	—	$—	$1,270,568	$(45,000)	$—	$(2,113,694)	$(872,859)

Stock issued to convert preferred to common stock	72,500,000	72,500	(1,000,000)	(1,000)			27,500				99,000
Stock issued to settle convertible debt	6,261,778	6,262					25,898				32,160
Shares issued for cash					8,000,000	8,000					8,000
Conversion of debt							1,289,724				1,289,724
Adjustment to equity	654	1									1
Foreign Currency Adjustment										19,102	19,102
Net loss										(3,675,857)	(3,675,857)
Balance, July 31, 2019	93,118,077	$93,030	—	$—	8,000,000	$8,000	$2,613,690	$(45,000)	$—	$(5,770,449)	$(3,100,729)

Shares issued to settle convertible debt	4,500,000	4,500					40,500				45,000
Shares issued for cash	3,000,000	3,000					72,000			—	75,000
Shares issued for services					2,000,000	2,000					2,000
Adjustment to equity	(18,800)	70					(70)				—
Net loss										(790,432)	(790,432)
Balance, April 30, 2020	100,599,277	$100,600	—	$—	10,000,000	$10,000	$2,726,120	$(45,000)	$—	$(6,560,881)	$(3,769,161)

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	April 30, 2020	April 30, 2019
Cash Flows from Operating Activities
Net loss	(790,432)	(770,361)
Loss from discontinued operations	173,377	362,922

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	1,351	51,920
Depreciation expense	—	12,094
Accrued interest receivable	(65,278)	—
Accrued interest	305,249
Bad debt	(62,308)	—
Stock based compensation	2,000

Changes in assets and liabilities
Accounts receivable	(20,383)	(11,819)
Prepaid expense	(5,268)	(31,519)
Accounts payable and accrued expenses	147,514	11,562
Net cash used in operating activities of continuing operations	(173,377)	(375,201)
Net cash used in operating activities discontinued operations	(173,377)	(362,922)
Net cash used in operating activities	(487,555)	(738,123)

Cash Flows from Investing Activities
Purchase of equipment	—	(24,831)
Sale of equipment	(10)	—
(Increase) decrease in restricted cash	152,181	(149,486)
(Increase) decrease in security deposits	—	36,711
Net cash used in financing activities	152,171	(137,606)

Cash Flows from Financing Activities
Proceeds from promissory notes	165,000	700,000
Proceeds from convertible notes, net of amortization of $3,500	99,000	—
Proceeds from line of credit	276,321	—
Proceeds from loans	71,800	—
Proceeds from stock purchase	75,000	—
Payments on loans	(12,176)	—
Payments on promissory notes	(2,500)	—
Payments on line of credit	(245,787)	(10,808)
Payments on convertible debt	(45,000)	—
Advances to/from related parties	19,142	172,418
Net cash provided by financing activities	400,800	861,610

Net increase in cash	65,416	(14,119)

Cash, beginning of period	630	14,238

Cash, end of period	66,046	119

Supplemental disclosure of cash flow information
Cash paid for interest	—	13,544
Cash paid for tax	—	—

Non-cash investing and financing transactions
Acquisition adjustment to equity	—	—
Shares issued to settle convertible debt	—	—

See accompanying notes to the consolidated financial statements

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

April 30, 2020

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

April 30, 2020

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

April 30, 2020

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

April 30, 2020

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

April 30, 2020

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of April 30, 2020, and 2019 the allowance for doubtful accounts was $0 and $0, respectively.

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

April 30, 2020

Leases

In February 2016, FASB issued ASU-2016-02 (Topic 842) “Leases”, provides accounting guidance for leases, recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018.

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of April 30, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these April 30, 2020 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2020, the Company has incurred losses totaling $6,560,881 since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,315 for $10 dollars.  The transactions resulted in a loss of $119,081 as reported on the income statement as of April 30, 2020. The assets and liabilities and results of operations for Global3pl, Inc. for each of the presented periods is as follows:

	April 30, 2020	July 31, 2019
Assets
Equipment and improvements	$—	$54,296
Total assets	$—	$54,296

Liabilities	$—	$—

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Revenues	$—	$625,385	$295,312	$1,791,693

Cost of revenue	—	583,031	295,223	1,712,819

Gross Profit	—	42,354	89	78,874

Operating expenses
General and administrative	—	(14,976)	32,546	153,719
Wages and benefits	—	77,861	24,070	217,219
Rent	—	2,877	—	21,753
Professional fees	—	86,767	3,016	49,105
Total operating expenses	—	152,529	59,632	441,796

Loss from operations	—	(110,175)	(59,543)	(362,922)

Interest expense	—	—	(5,223)	—

Loss from operations of discontinued operations	—	(110,175)	(64,766)	(362,922)
Loss on disposal of discontinued operations	—	—	(54,315)	—
Loss from discontinued operations	$—	$(110,175)	$(119,081)	$(362,922)

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

April 30, 2020

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of April 30, 2020 and July 31, 2019 consisted of the following:

Description	April 30, 2020	April 30, 2019
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$—	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	$—	$3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	$—	$4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	$—	$5,000
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$23,900
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 0% per annum. This note is still outstanding	$135,000	$175,000
Note payable dated February 4, 2020, matured March 10, 2020, bearing interest at 18% per annum.	$5,000	$—
Less current portion of long-term debt	$170,000	$215,350
Total long-term debt	—	—

Interest expense for the nine months ended April 30, 2020 and 2019 was $12,885 and $2,790 respectively.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

April 30, 2020

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of April 30, 2020 and July 31, 2019 consisted of the following:

Description	April 30, 2020	April 30, 2019

Convertible note agreement dated November 1, 2013 in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019 in the amount of $800,000 payable and due on March 20, 2020 bearing interest at 24% per annum.	$800,000	$700,000
Convertible note agreement dated June 28, 2019 in the amount of $300,000 payable and due on June 28, 2020 bearing interest at 20% per annum.	$300,000	$—
Convertible note agreement dated August 6, 2019 in the amount of $31,500 payable and due on August 6, 2020 bearing interest at 20% per annum.	$31,500	$—
Convertible note agreement dated August 19, 2019 in the amount of $3,800 payable and due on August 19, 2020 bearing interest at 24% per annum.	$3,800	$—
Convertible note agreement dated September 4, 2019 in the amount of $36,500 payable and due on September 4, 2020 bearing interest at 20% per annum.	$36,500	$—
Convertible note agreement dated December 4, 2019 in the amount of $95,000 payable and due on December 4, 2020 bearing interest at 12% per annum.	$95,000	$—
Convertible note agreement dated February 10, 2020 in the amount of $15,000 payable and due on February 10, 2021 bearing interest at 12% per annum.	$15,000	$—
Convertible note agreement dated February 21, 2020 in the amount of $47,500 payable and due on February 28, 2021 bearing interest at 12% per annum.	$47,500	$—
Convertible note agreement dated February 28, 2020 in the amount of $67.500 payable and due on November 28, 2020 bearing interest at 8% per annum.	$67,500	$—
Convertible note agreement dated April 15, 2020 in the amount of $95,000 payable and due on April 15, 2021 bearing interest at 10% per annum, net of discount.	$31,500	$—
Convertible notes, net of discount	$2,475,341	$1,745,041

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

April 30, 2020

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the nine months ended April 30, 2020 and 2019 was $284,564 and $57,806.

 NOTE 7 - LINE OF CREDIT

The Company has a line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of April 30, 2020, and July 31, 2019, $289,242 and $258,708 were drawn on the line of credit, respectively. Interest expense for the nine months ended April 30, 2020 and 2019 was $0 and $13,554 respectively. Beginning February 1, 2019, the Company is required to maintain a cash collateral account in the amount of $200,000 in Canadian dollars. The Company has invested in a Guaranteed Investment Certificate for a one-year term at an interest rate of .25%.

NOTE 8 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $12,500 and $0 during the nine months ended April 30, 2020 and 2019, respectively. As of April 30, 2020, and 2019, there were $387,834 and $496,912 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the three months ended April 30, 2020 and 2019 consulting fees paid were $87,792 and $68,465 respectively. For the nine months ended April 30, 2020 and 2019 consulting fees paid were $146,334 and $201,857 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018 entered into a related party (that being Recommerce Group, Inc. and our President is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $25,496 and $21,475 for the three months ended April 30, 2020 and 2019, respectively, has been recorded in the financial statements. Interest expense in the amount of $77,621 and $43,220 for the nine months ended April 30, 2020 and 2019, respectively, has been recorded in the financial statements.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 250,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of April 30, 2020, and July 31, 2019, there were 100,599,277 and 93,118,077 shares of common stock outstanding. There were 10,000,000 shares of Series D Preferred stock outstanding as of April 30, 2020 and 8,000,000 shares of Series D Preferred Stock outstanding as of July 31, 2019.

On November 1, 2017, we effected a one-for- four reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

April 30, 2020

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

On April 29, 2019, the Company designated 10,000,000 shares of Preferred Stock as Series D Preferred stock, par value $0.001 per share (the “Series D Preferred Stock”). Each share of Series D Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. There were 10,000,000 shares of Series D Preferred stock outstanding as of April 30, 2020 and 8,000,000 shares of Series D Preferred Stock outstanding as of July 31, 2019.

NOTE 10 – WARRANT

On April 15, 2020, the Company issued a five-year Common Stock Purchase Warrant in connection with a $31,500 convertible promissory note. The warrant is convertible into 437,500 shares of the Company’s common stock at $.12 per share.

On April 23, 2020, the Company issued a three-year Common Stock Purchase Warrant in connection with a $75,000 investment in the Company’s common stock. The warrant has a conversion price of $.15 per share of the Company’s common stock.

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

April 30, 2020

The Company on July 31, 2019 entered into a lease agreement for additional office space. The lease has a commencement date of June 1, 2019 and has a lease term of five years expiring on May 31, 2024.

Future minimum lease payments, as set forth in the lease, are below:

Year	Amount
2019-2020	$3,363
2020-2021	$22,737
2021-2022	$23,415
2022-2023	$24,122
2023-2024	$14,314

NOTE 13 – SUBSEQUENT EVENTS

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

Emerging Growth Advisors, Inc., controlled by James W. Zimbler, our President/Director has loaned the company a total of $57,277.24. There is no terms or written note.

On May 6, 2020, the Company filed an Offering Statement under Regulation A on form 1-A for a Tier II Offering of 43,000,000 shares.

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

Global3pl, Inc (New York Corporation)

Global 3PL, Inc. (NY) is a logistics subsidiary with a seasoned industry team focused on the development of a SaaS platform serving the just-in-time warehouse inventory & distribution industry, as well as general and special commodities segment of the North American freight industry. It intends to operate three integrated brands: AFX, G3PL, and Urban X.

During the past 18 months, Global 3PL Inc. (a New York Corporation) has consulted with logistics and technology experts to design and begin the development of a best-of-breed, first-of-kind information technology system. To date, about seven (7) months' worth of custom-coding has been completed with an expectation of an additional 2-3 months of work still required for it to be ready for testing. Upon completion, it is intended that clients shall be able to login to the system to communicate and transact business with the Company in real-time, as it relates to aspects of the client’s supply chain. This can include,  the tracking of inbound raw material from various vendors, the manufacturing schedule of finished goods, inventory tracking of raw materials and finished goods, international compliance documentation, and the contacting and tracking of the shipping of the finished goods to their delivery destination(s). Though the Company has high expectations for the functionality of the new system, it does not make any assurances that the system will be completed, shall work as planned if completed, nor be embraced by potential clients as intended.”

Subsequent Events

On May 6, 2020, the Company filed an Offering Statement under Regulation A on form 1-A for a Tier II Offering of 43,00,000 shares.

Results of Operation for Nine Months Ended April 30, 2020 and 2019

Revenues

We generated revenue of $0 for the three months ended April 30, 2020, as compared revenues of $0 for same period ended April 30, 2019, based on our discontinued operations. All of our revenues were formerly generated from our freight logistics business.

Our cost of revenues was $0 for the nine months ended April 30, 2020, as compared with cost of revenue of $11,200 for the same period ended April 30, 2019, mostly based on our discontinued operations.

Operating Expenses

Total operating expenses decreased to $377,083 for the nine months ended April 30, 2020 increased from $297,243 for the nine months ended April 30, 2019. Our operating expenses for the nine months ended April 30, 2020 consisted mainly of professional fees of $271,483 and general and administrative expenses of $(25,741), Wages and Benefits of $0, consulting fees of $107,947 and rent of $23,947. Our operating expenses for the nine months ended April 30, 2019 consisted of professional fees of $233,483 and general and administrative expenses of $55,509.

Other Expenses

We had other expenses of $(239,972) for the nine months ended April 30, 2020, compared with other expenses of $(98,996) for the nine months ended April 30,2019. Other expenses for the nine months ended April 30, 2020 consisted mainly of Interest expenses of $(305,249) and interest income of $65,277. Other expenses for the nine months ended April 30, 2019 consisted of interest expense of (144,567), interest income of $65,240, Rental Income of $10,331 and Settlement expenses of ($30,000).

Net Loss

Net loss for the nine months ended April 30, 2020 was $(790,432) compared to net loss of $(770,361) for the nine months ended April 30, 2019.

Liquidity and Capital Resources

As of April 30, 2020, we had current assets of $653,878, consisting of Cash and cash equivalents of $66,046, Accounts and other receivables of $519,149, prepaid expenses of $21,783 and Related Part Receivables of $1,900, after allowance for doubtful accounts of $993,975.  Our total current liabilities as of April 30, 2020 were $4,426,673. We therefore had working capital of $(3,772,795) as of April 30, 2020.

Financing activities provided $400,800 for the nine months ended April 30, 2020, as compared with cash provided of $861,610 for the same period ended 2019.  Our positive financing cash flow for the nine months ended April 30, 2020 was mainly the result of proceeds from promissory notes and advances to/from related parties.  Our financing cash flow for the nine months ended April 30, 2019 was mainly the result proceeds from promissory notes and advances from related parties.

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

Off Balance Sheet Arrangements

As of June 5, 2020, there were no off-balance sheet arrangements.

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

Going Concern

As of April 30, 2020, we had an accumulated deficit of $(6,560,881). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of April 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of April 30, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending April 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

IV.

On February 4, 2020, Jeffrey Gates commenced an action in the Supreme Court of the State of New York, County of Suffolk against the Company and Mr. Zimbler for the non-payment of a Promissory Note, of which the balance of $135,000, plus interest. The Company has retained Counsel to appear and defend the action. The Company has every intention of resolving this matter prior to the Court rendering a decision. In light of the current COVID-19 crisis, the actual court proceeding has been held in abeyance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q.

The company has not engaged in the original issue of any shares of its common stock in the Quarter ended April 30, 2020, other than as follows:

April 23, 2020, the Company issued a total of 2,000,000 shares of common stock to Citta Alta Capital, Inc., and a warrant for the purchase of an additional 1,000,000 shares of common stock at a price of $0.15 per share. The shares were issued pursuant to a Private Placement and Subscription Agreement for a purchase price of $75,000. The shares were in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The use of proceeds was for general corporate use, including the filing of the Offering Statement on Form 1-A.

Subsequent Events

May 2, 2020, the Company issued a total of 2,500,000 shares of common stock to TraDigital Marketing Group, Inc., as part of the compensation for its services for Investor Relations and Digital Marketing of the Company and its businesses. The shares were in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”)

Item 3. Defaults upon Senior Securities

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

Cannagistics Inc.
Date:	June 15, 2020
By:	/s/ James Zimbler
James Zimbler
Title:	President, Chief Executive Officer, and Director

