Form 10-Q/A
period 2020-04-30
Cannagistics Inc.
filed 2020-07-10
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [ ] Yes  [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Our financial statements included in this Form 10-Q/A are as follows:

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

On September 26, 2019, the Board of Directors approved the registered spinout of its Global3pl, Inc., (a New York corporation) (“Global3pl”) subsidiary. Global3pl is a logistics technology provider, along with the American Freight Xchange and UrbanX Platforms that have been under development by the Company.

For the spinout, the Board of Directors declared a stock dividend for all shareholders, with a record date of October 10, 2019. For every 50 shares of common stock of the Company, all shareholders of record on the record date will receive one share of common stock in Global3pl. Global3pl planned to file a registration statement as part of its raise of capital to complete the development of American Freight Xchange, a North American freight broker-driven 3pl network to handle the management of long haul LTL (less than truckload), and specialty freight (white glove) services and Urbanx, a North American network of rush-messenger local trucking services for forward and reverse last mile delivery (including white glove service).

However, on March 18, 2020, the Board of Directors resolved to reverse its prior decision to spin-off Global3pl, Inc. and to instead continue with the development of its logistical operations. The reversal came in the midst of performing the year-end audit. Because the audit was delayed, the Company continued its investment in time and money in the development of the platforms mentioned. The decision to retain Global3pl also resulted from the design to establish a Malta Project, and the change of focus to Supply Chain Management. With this project at the forefront, the board determined that continued financial support for Global3pl was warranted. The Global3pl and AFX software and operating system are expected to serve as the platform to which the Canangistics Supply Chain Management and Operating System will be based. Therefore, the board decided to retain Global3pl and not spin off the company so that it may develop our SAAS (Service as a Software) system. Despite the record date set for the spin-off on October 10, 2019, there were no shares of Global3pl tendered to the shareholders of Cannagistics to complete the spin off transaction.

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

Current Projects in Development

Malta Project

The Company plans to become a complete end to end supply chain management company focused on serving the pharmaceutical, OTC medical, nutraceutical, cosmetic, and CBD/Hemp-related (and other) product industries as a gateway for products to penetrate the USA, E.U., Colombia and Canada marketplace through GMP certified manufacturing facilities in Baton Rouge Malta, Bogotá, and Toronto. Currently, we have no GMP certified manufacturing facilities in these areas or anywhere. We are developing plans to source production, or to joint venture with existing facilities, or potentially to acquire or build GMP Certified facilities in those areas. These developing plans include seeking out already existing facilities currently in operation, either already GMP Certified or willing to become GMP Certified, as well as preliminary discussions with potential joint venture partners. We are also in the preliminary planning stages regarding the possibility of obtaining the license to operate in Malta. While no specific plans have been finalized, the Company is continuing to pursue all options. Combining the production through these facilities and compliance services with our proprietary information and transactional SAAS (Software as a Service) platform (being developed by Corengine for our Global3PL, Inc. subsidiary), Cannagistics, Inc. plans to offers its clients a true turn-key supply chain information and management platform.

With the current situation related to the COVID-19 pandemic, our developmental plans to seek out existing GMP facilities have been delayed by the inability to travel. Regardless, we have been able to conduct some due diligence in our search and we plan to conduct site visits and other due diligence once travel is permitted. The Company believes as the ability to travel once again becomes possible, specifically including internationally travel, that our above plans can be better implemented in locating suitable facilities.

 Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

April 30, 2020

To serve the EU market, we would like to have a GMP facility in Malta that will focus on cosmetics, pharmaceutical, nutraceutical or “bioceutical” and medicinal products for our clients, and plans to provide end to end tracking, manufacturing and testing. We plan to have this Malta lab cater to customers in the EU. We also plan to have other facilities that will cover our target customers in the US, Canada and Columbia in Baton Rouge, Toronto and Bogotá, respectively.

Initially, the products we intend to focus on are skin care and anti-aging creams and other over the counter products, and subsequently seeking to add products with hemp-based application. Our services would include the production, under their requirements, distribution and handling of orders as a third-party.

We have discussed the plan to create the Malta facility and other facilities with potential customers for products manufactured at these facilities. We have received positive feedback on the initiative and commitments from at least two clients to which we plan to sell products.

Manufacturing areas description:

We have no manufacturing plant or GMP facilities at the present time. As we continue our search to find suitable facilities, we believe that we will need to have the following areas for the production process, which will implement the safety protocols required for the project to be developed.

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

Global3pl, Inc (New York Corporation)

Global 3PL, Inc. (NY) is a logistics subsidiary focused on the development of a SaaS platform serving the just-in-time warehouse inventory & distribution industry, as well as general and special commodities segment of the North American freight industry. It intends to operate three integrated brands: AFX, G3PL, and Urban X

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 29, 2019 the Board of Directors authorized the issuance of 8,000,000 shares of the Series D Preferred Shares to Emerging Growth Advisors, Inc., controlled by our President/Director, James W. Zimbler, as bonus compensation for the services provided to the Company.

On March 31, 2020, the Board of Directors approved the issuance of 2,000,000 shares of Series D Preferred Stock to Solid Bridge Investment LLC, controlled by Carlos and Virginia Defex as part of the compensation for the work to be done by them regarding the Malta Project.

Each one shares of Series D Preferred Stock is convertible into 72.5 shares of common stock and has immediate voting rights equal to the conversion amount. If converted, then Emerging Growth Advisors, Inc., would be entitled to 580,000,000 shares of common stock and Solid Bridge Investment LLC would be entitled to 145,000,000 shares of common stock. If all or even a substantial portion of the shares of Series D Preferred Stock were converted, it would exceed the total authorized shares of common stock of the Company. Therefore, effectively, the Series D Preferred Stock is prohibited to be converted and can only be used for voting control of the Company unless the Company were to increase the total authorized shares of common stock or do a recapitalization involving a reverse split of the shares of common stock.

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

For the spinout, the Board of Directors declared a stock dividend for all shareholders, with a record date of October 10, 2019. For every 50 shares of common stock of the Company, all shareholders of record on the record date will receive one share of common stock in Global3pl. Global3pl planned to file a registration statement as part of its raise of capital to complete the development of American Freight Xchange, a North American freight broker-driven 3pl network to handle the management of long haul LTL (less than truckload), and specialty freight (white glove) services and Urbanx, a North American network of rush-messenger local trucking services for forward and reverse last mile delivery (including white glove service).

However, on March 18, 2020, the Board of Directors resolved to reverse its prior decision to spin-off Global3pl, Inc. and to instead continue with the development of its logistical operations. The reversal came in the midst of performing the year-end audit. Because the audit was delayed, the Company continued its investment in time and money in the development of the platforms mentioned. The decision to retain Global3pl also resulted from the design to establish a Malta Project, and the change of focus to Supply Chain Management. With this project at the forefront, the board determined that continued financial support for Global3pl was warranted. The Global3pl and AFX software and operating system are expected to serve as the platform to which the Canangistics Supply Chain Management and Operating System will be based. Therefore, the board decided to retain Global3pl and not spin off the company so that it may develop our SAAS (Service as a Software) system. Despite the record date set for the spin-off on October 10, 2019, there were no shares of Global3pl tendered to the shareholders of Cannagistics to complete the spin off transaction.

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

Current Projects in Development

Malta Project

We have plans to become a complete end to end supply chain management company focused on serving the pharmaceutical, OTC medical, nutraceutical, cosmetic, and CBD/Hemp-related (and other) product industries as a gateway for products to penetrate the USA, E.U., Colombia and Canada marketplace through GMP certified manufacturing facilities in Baton Rouge, Malta, Bogotá, and Toronto. Currently, we have no GMP certified manufacturing facilities in these areas or anywhere. We are developing plans to source production, or to joint venture with existing facilities, or potentially to acquire or build GMP Certified facilities in those areas. These developing plans include seeking out already existing facilities currently in operation, either already GMP Certified or willing to become GMP Certified, as well as preliminary discussions with potential joint venture partners. We are also in the preliminary planning stages regarding the possibility of obtaining the license to operate in Malta. While no specific plans have been finalized, the Company is continuing to pursue all options. Combining the production through these facilities and compliance services with our proprietary information and transactional SAAS (Software as a Service) platform (being developed by Corengine for our Global3PL, Inc. subsidiary), Cannagistics, Inc. plans to offers its clients a true turn-key supply chain information and management platform.

With the current situation related to the COVID-19 pandemic, our developmental plans to seek out existing GMP facilities have been delayed by the inability to travel. Regardless, we have been able to conduct some due diligence in our search and we plan to conduct site visits and other due diligence once travel is permitted. The Company believes as the ability to travel once again becomes possible, specifically including internationally travel, that our above plans can be better implemented in locating suitable facilities.

To serve the EU market, we would like to have a GMP facility in Malta that will focus on cosmetics, pharmaceutical, nutraceutical or “bioceutical” and medicinal products for our clients, and plans to provide end to end tracking, manufacturing and testing. We plan to have this Malta lab cater to customers in the EU. We also plan to have other facilities that will cover our target customers in the US, Canada and Columbia in Baton Rouge, Toronto and Bogotá, respectively.

Initially, the products we intend to focus on are skin care and anti-aging creams and other over the counter products, and subsequently seeking to add products with hemp-based application. Our services would include the production, under their requirements, distribution and handling of orders as a third-party.

We have discussed the plan to create the Malta facility and other facilities with potential customers for products manufactured at these facilities. We have received positive feedback on the initiative and commitments from at least two clients to which we plan to sell products.

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

On April 23, 2020, the Company issued a total of 2,000,000 shares of common stock to Citta Alta Capital, Inc., and a warrant for the purchase of an additional 1,000,000 shares of common stock at a price of $0.15 per share. The shares were issued pursuant to a Private Placement and Subscription Agreement for a purchase price of $75,000. The shares were in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The use of proceeds was for general corporate use, including the filing of the Offering Statement on Form 1-A.

May 2, 2020, the Company issued a total of 2,500,000 shares of common stock to TraDigital Marketing Group, Inc., as part of the compensation for its services for Investor Relations and Digital Marketing of the Company and its businesses. The shares were in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”)

On April 29, 2019, we issued 8,000,000 shares of Series D Preferred Stock to Emerging Growth Advisors, Inc., controlled by our President/Director, James W. Zimbler, as bonus compensation for the services provided to the Company. On March 31, 2020 we authorized the issuance of 2,000,000 shares of our Series D Preferred Stock to Solid Bridge Investments, Inc. controlled by Carlos and Virginia Defex as part of the compensation for the work to be done by them regarding the Malta Project. The shares were in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1**	Consulting Agreement with Solid Bridge Investments, LLC, dated January 19, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	March 31, 2020 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannagistics Inc.
Date:	July 10, 2020
By:	/s/ Rob Gietl
Rob Gietl
Title:	President, Chief Executive Officer, and Director

