Form 10-Q/A
period 2020-04-30
Cannagistics Inc.
filed 2020-07-21
CIK 1304741

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

On April 29, 2019 the Board of Directors, by Written Consent of the Board of Directors, authorized the issuance of 8,000,000 shares of the Series D Preferred Shares to Emerging Growth Advisors, Inc., an entity controlled by our President/Director, James W. Zimbler, as bonus compensation for the services provided to the Company. The shares were valued at par value, for a total of $8,000. This value was determined based on the following criteria, (i) the Preferred Series D Shares are restricted securities, as are any shares of common stock that would be converted, absent a registration statement, (ii) on the date of issuance of the Series D Preferred Stock, there virtually no liquidity in the shares of common stock of the Company, and (iii) based on the current capital authorized structure of the Company and the current number of issued and outstanding shares of common stock would limit the ability to convert any significant number of Preferred Series D stock into common stock.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

April 30, 2020

On March 31, 2020, the Board of Directors approved the Agreement with Solid Bridge Investment LLC, an entity controlled by Carlos and Virginia Defex, as part of the compensation for the work to be done by them regarding the Malta Project. The shares were valued at par value, for a total of $2,000. This value was determined based on the following criteria, (i) the Preferred Series D Shares are restricted securities, as are any shares of common stock that would be converted, absent a registration statement, (ii) on the date of issuance of the Series D Preferred Stock, there virtually no liquidity in the shares of common stock of the Company, and (iii) based on the current capital authorized structure of the Company and the current number of issued and outstanding shares of common stock would limit the ability to convert any significant number of Preferred Series D stock into common stock.

Our valuation of the Series D Preferred Stock has taken into consideration the valuation, reporting and accounting requirements of FASB ASC 718-10 and FASB ASC 505- 50, based on the date of issue, the absence of any discounts or beneficial conversion provisions.

As enumerated in the Certificate of Designation filed by the Company with the Secretary of State of the State of Nevada on May 8, 2019, and annexed as an Exhibit to the Current Report on Form 8-K with the Securities and Exchange Commission on May 17, 2019, each one share of Series D Preferred Stock is convertible into 72.5 shares of common stock and has immediate voting rights equal to the conversion amount. If converted, then Emerging Growth Advisors, Inc., would be entitled to 580,000,000 shares of common stock and Solid Bridge Investment LLC would be entitled to 145000,000 shares of common stock.

If all, or even a substantial portion, of the shares of Series D Preferred Stock were converted, it would exceed the total authorized shares of common stock of the Company. Therefore, effectively, the Series D Preferred Stock while having voting rights, is prohibited to be converted and can only be used for voting control of the Company unless the Company were to increase the total authorized shares of common stock or do a recapitalization involving a reverse split of the shares of common stock.

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

Cannagistics Inc.
Date:	July 21, 2020
By:	/s/ Rob Gietl
Rob Gietl
Title:	President, Chief Executive Officer, and Director

