Form 10-K
period 2020-07-31
Cannagistics Inc.
filed 2020-11-17
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission file number: 000-55711

Cannagistics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 Veterans Highway, Suite 310 Hauppauge, NY 11788
(Address of principal executive offices)

631-676-7230
(Registrant’s telephone number)
Precious Investment, Inc.
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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $690,312.84.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 158,789,105 common shares as of November 9, 2020.

1

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

Our auditors, in their opinion dated November 16, 2020, have stated that currently we do not have sufficient cash, nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We may seek to raise operating capital to implement our business plan in an offering of our common stock.

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

Item 2. Properties

Our principal offices are located at 1200 Veterans Highway, Suite 310, Hauppauge, NY 11788 (631-676-7330). The lease is for approximately 885 square feet at a monthly payment of $1,880, through July 31, 2021, and then increasing to $1,927.52 for year three and $1,985.35 for year four and $2,044.91 for year five of the lease, and is sufficient for the needs of the Company.

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

The action is currently dormant, although the plaintiff has retained new counsel. Current local Counsel for the Company believes that it will be ultimately successful in defending the action.

There has been no action on this matter in over a year. Furthermore, COVID-19 has caused most, if not all Courts to postpone matters indefinitely. The Company’s position with respect to the Plaintiff’s claims has not changed.

II.

KRG Logistics, Inc., now known as Global3pl, Inc., (an Ontario corporation), a now discontinued operational subsidiary of the Company, was named as the defendant in an action in the Ontario Superior Court of Justice by Ron Alvares, one of the original shareholders of KRG Logistics, Inc., when it was purchased by the Company in 2017. The action is for breach of contract for monies due as a result of the Purchase Agreement and for an amount due from a shareholder loan claimed by Mr. Alvares to KRG Logistics on September 30, 2014. The Company intended to defend against the breach of contract claim as the amount claimed to be due is incorrect, based on payments already made. It intended to also file counterclaims based on intentional interference of contracts by Mr. Alvares and his son for stealing clients of the Company and industrial sabotage of the Company’s software systems. With respect to the claim of an outstanding shareholder loan it is the position of the Company that said shareholder loan was never disclosed to the Company at the time of the purchase and based on information available, any such shareholder loan was paid off with the down payment provided by the Company for the purchase of KRG Logistics, Inc.

Procedurally the plaintiff has named the wrong parties and Counsel in Ontario is waiting for an amended complaint to file an answer and counterclaims.

There has been no action on this matter in over a year. In the interim, the subsidiary of the Company has ceased operations. As a result, there would be no material effect on the Company.

III.

On February 4, 2020, Jeffrey Gates commenced an action in the Supreme Court of the State of New York, County of Suffolk against the Company and Mr. Zimbler for the non-payment of a Promissory Note, of which the balance of $135,000, plus interest. The Company has retained Counsel to appear and defend the action.

Due to current conditions related to COVID-19, the New York State Supreme Court has administratively adjourned substantially all matters indefinitely.

The Company continues to have every intention of resolving this matter prior to the Court rendering a decision.

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

Fiscal Year Ending July 31, 2019
Quarter Ended	High $	Low $
July 31, 2019	0.35	0.036
April 30, 2019	0.32	0.13
January 31, 2019	0.261	0.05
October 31, 2018	0.33	0.261

Fiscal Year Ending July 31, 2020
Quarter Ended	High $	Low $
July 31, 2020	0.0441	0.012
April 30, 2020	0.062	0.021
January 31, 2020	.019	0.0425
October 31, 2020	0.0335	0.0053

On November 11, 2020, the last sales price per share of our common stock on the OTCPink was $0.0081.

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

Holders of Our Common Stock

As of November 9, 2020, we had 158,789,105 common shares issued and outstanding, held by approximately 182 shareholders of record, other than those held in street name.

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

On April 23, 2020 a total of 2,000,000 shares of common stock were issued to Citta Alta Capital, Inc. pursuant to a private placement for the sum of $75,000. Citta Alta Capital, Inc., was also issued a warrant for an additional 1,000,000 shares of common stock at a strike price of $0.15 per share, exercisable for a period of three years.

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

Results of Operations for the Years Ended July 31, 2020 and July 31, 2019

Revenues

We generated revenue of $-0- for the year ended July 31, 2020, as compared with $-0- for the year ended July 31, 2019. All of our revenues were previously generated from the operations of our operating subsidiary, KRG Logistics, Inc., a third-party freight logistics provider.

Our cost of revenues was $-0- for the fiscal year ended July 31, 2019 as compared with $-0- for the fiscal year ended July 31, 2019.

Operating Expenses

Operating expenses decreased to $1,695,943 for the fiscal year ended July 31, 2020 as compared with $6,410,694 for the fiscal year ended July 31, 2019. Our operating expenses for the year ended July 31, 2020 consisted mainly of Consulting Fees of

$1,090,583, professional fees of $320,474 and general and administrative expenses of $96,161, and bad debt allowance of $158,951 due from a related party. Our operating expenses for the year ended July 31, 2019, consisted mainly of Consulting fees of $77,920 and professional fees of $5,060,881 and general and administrative expenses of $193,471. Bad debt allowance of $1,055,783 due from a related party.

Other Expenses

We had other expenses of $(556,228) for the fiscal year ended July 31, 2020 as compared with $(1,561,459) for the year ended July 31, 2019.

Net Loss

Net loss for the year ended July 31, 2020 was $(2,682,500) as compared with ($8,444,746) as compared with for the year ended July 31, 2019.

Liquidity and Capital Resources

As of July 31, 2020, we had total current assets of $23,718 and total assets in the amount of $58,794, after the allowance for Bad Debt. Our total current liabilities as of July 31, 2020 were $(3,816,610). We had total working capital of $(3,792,892) as of July 31, 2020 and $(2.920,099) as of July 31, 2019.

Operating activities used $(613,683) in cash for the year ended July 31, 2020 as compared with $(953,286) in cash for the year ended July 31, 2019. Our net loss of $(2,682,500) with Loss on Discontinued Operations of $(430,329), Loss on Conversion of Preferred Stock of $(0) and Loss on conversion of debt of $(0).

We also intend to fund operations through sales and/or debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of July 31, 2020, there were no off-balance sheet arrangements.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2020, we have an accumulated deficit of $(13,221,838). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended July 31, 2020, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of July 31, 2020 and 2019
F-4	Consolidated Statements of Operations for the years ended July 31, 2020 and 2019
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended July 31, 2020 and 2019
F-6	Consolidated Statements of Cash Flows for the years ended July 31, 2020 and 2019
F-7	Notes to Statements

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Cannagistics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cannagistics, Inc. (the “Company”) as of July 31, 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the restatement adjustments to the July 31, 2019 consolidated financial statements to correct the valuation of shares issued for services,, as discussed in Note 13. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the July 31, 2019 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the July 31, 2019 consolidated financial statements taken as a whole.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the consolidated financial statements, the Company’s continuing operating losses and the lack of revenues raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the consolidated financial statements. Management’s plans are also described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ

November 16, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

BMKR, LLP Certified Public Accountants 1200 Veterans Memorial Highway, Suite 350, Hauppage, New York 11788	T 631 293-5000 F 631 234-4272 www.bmkr.com

Thomas G. Kober, CPA	Charles W. Blanchfield, CPA (Retired)
Alfred M. Rizzo, CPA	Bruce A. Meyer, CPA (Retired)
Joseph Mortimer, CPA

To the Board of Directors and

Stockholders of Cannagistics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FIRM

Opinion on the Financial Statements

We have audited, before the effects of the adjustments for the correction of the error described in Note 13, the balance sheet of Cannagistics, Inc. (the Company) as of July 31, 2019, and the related statements of income, changes in stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, except for the error described in Note 13, the 2019 financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 13 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Boyle CPA, LLC. (The 2019 financial statements before the effects of the adjustments discussed in Note 13 have been withdrawn and are not presented herein.)

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

BMKR, LLP

BMKR, LLP

We have served as the Company’s auditor since 2017

Hauppauge, NY 11788

January 15, 2020

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	July 31, 2019
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$685	$630
Accounts and other receivables	0	133,971
Right-to-use asset	23,033
Related party receivables, less allowance for doubtful accounts of $993,975	—	1,900

TOTAL CURRENT ASSETS	23,718	136,501

OTHER ASSETS:
Right-to-use asset, net of current portion	31,442	0
Security deposits	3,634	3,634
TOTAL OTHER ASSETS	35,076	3,634

ASSETS OF DISCONTINUED OPERATIONS	0	587,787

TOTAL ASSETS	$58,794	$727,922

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$607,961	$380,614
Lease liability, current portion	18,505
Promissory notes	170,000	165,000
Convertible notes payable, net of discount of $58,087 and $0 July 31, 2020 and 2019, respectively	2,426,254	2,145,041
Derivative liabilities	205,796	0
Common stock payable	24,998
Related party payables	388,094	365,945
TOTAL CURRENT LIABILITIES	3,816,610	3,056,600

LONG-TERM LIABILITIES
Lease liability, net of current portion	38,559	0
TOTAL LONG-TERM LIABILITIES	38,559	0

LIABILITIES OF DISCONTINUED OPERATIONS	864,644	772,051

TOTAL LIABILITIES	4,719,813	3,828,651

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 10,000,000 and 8,000,000 shares issued and outstanding as of July 31, 2020 and 2019, respectively	10,000	8,000
Common stock; $0.001 par value; 250,000,000 shares authorized; 105,099,277 and 93,118,077 outstanding and issued as of July 31, 2020 and 2019, respectively	105,099	93,030
Additional paid-in capital	8,490,720	7,382,579
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(13,221,838)	(10,539,338)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(4,661,019)	(3,100,729)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$58,794	$727,922

See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31, 2020	July 31, 2019
		(Restated)
Revenues	$—	$—

Cost of revenue	—	—

Gross profit	—	—

Operating expenses
General and administrative expenses	96,161	193,471
Bad debt	158,951	1,055,783
Rent	29,774	22,639
Consulting	1,090,583	77,920
Professional fees	320,474	5,060,881
Total operating expenses	1,695,943	6,410,694

Loss from operations	(1,695,943)	(6,410,694)

Other income (expense)
Interest Income	87,037	88,471
Interest expense	(464,812)	(253,206)
Gain/(Loss) on sale of asset	(55,832)	—
Loss on conversion of debt	—	(1,289,724)
Loss on conversion of stock	—	(99,000)
Loss on issuance of stock	—	(8,000)
Loss on derivative liabilities	(160,613)	—
Change in fair value of derivative liabilities	37,992	—
Total other expense	(556,228)	(1,561,459)

Loss from continuing operations	(2,252171)	(7,972,153)

Discontinued operations, including loss on disposal	(430,329)	(472,593)

Net loss	(2,682,500)	(8,444,746)

Net loss per common share: basic and diluted	$(0.02)	$(0.31)

Basic and diluted weighted average common shares outstanding	98,213,338	26,008,484

See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2018	14,355,645	$14,267	1,000,000	$1,000	—	$—	$1,270,568	$(45,000)	$—	$(2,113,694)	$(872,859)

Stock issued to convert preferred to common stock	72,500,000	72,500	(1,000,000)	(1,000)			27,500				99,000
Stock issued to settle convertible debt	6,261,778	6,262					25,898				32,160
Shares issued for services					8,000,000	8,000	4,768,889				4,776,889
Conversion of debt							1,289,724				1,289,724
Adjustment to equity	654	1									1
Foreign Currency Adjustment										19,102	19,102
Net loss										(8,444,746)	(8,444,746)
Balance, July 31, 2019 (Restated)	93,118,077	$93,030	—	$—	8,000,000	$8,000	$7,382,579	$(45,000)	$—	$(10,539,338)	$(3,100,729)

Shares issued to settle convertible debt	4,500,000	4,500					52,575				52,075
Shares issued for cash	2,000,000	2,000					73,000			—	75,000
Shares issued for services	2,500,000	2,500			2,000,000	2,000	955,635				960,135
Shares issued for settlement of payables	3,000,000	3,000					27,000				30,000
Adjustment to equity	(18,800)	69					(69)				—
Net loss										(2,628,500))	(2,628,500)
Balance, July 31, 2020	105,099,277	$105,099	—	$—	10,000,000	$10,000	$8,490,720	$(45,000)	$—	$(13,221,838)	$(4,661,019)

See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	July 31, 2020	July 31, 2019
		(Restated)
Cash Flows from Operating Activities
Net loss	$(2,682,500)	$(8,444,895)
Loss from discontinued operations	430,329	472,593

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	—	19,102
Stock based compensation	960,135	4,776,889
Accrued interest	—	—
Depreciation expense	—	8,806
Bad debt	593,797	1,055,783
Gain/(Loss) on conversion of debt	—	1,299,594
Loss on disposal of discontinued assets	55,832	—
Loss on conversion of stock	—	99,000
Loss on derivative liabilities	84,629	—
Change in fair value of derivative liabilities	37,992	—
Amortization of debt discount	52,413	—

Changes in assets and liabilities
Accounts receivable and other receivables	498,766	62,780
Related party receivables	1,900	—
Prepaid expense	16,515	(5,361)
Accounts payable and accrued expenses	(255,311)	63,878
Accounts payable - related parties	22,149	110,989
Net cash used in operating activities of continuing operations	(239,186)	(480,693)
Net cash used in operating activities discontinued operations	(374,497)	(472,593)
Net cash used in operating activities	(613,683)	(953,286)

Cash Flows from Investing Activities
Purchase of equipment	—	(17,972)
Sale of equipment	54,296	—
Sale of subsidiary	124,858	—
(Increase) decrease in restricted cash	—	(152,181)
(Increase) decrease in security deposits	—	33,077
Net cash used in investing activities	179,154	(137,076)

Cash Flows from Financing Activities
Proceeds from promissory notes	7,500	6,100
Proceeds from convertible notes	324,050	1,116,881
Proceeds from line of credit	276,321	—
Proceeds from stock purchase	75,000	—
Payments on promissory notes	(2,500)	(40,000)
Payments on line of credit	(245,787)	(6,227)
Net cash provided by financing activities	434,584	1,076,754

Net increase in cash	55	(13,608)

Cash, beginning of period	630	14,238

Cash, end of period	$685	$630

Supplemental disclosure of cash flow information
Cash paid for interest	—	52,322
Cash paid for tax	—	—

Non-cash investing and financing transactions
Acquisition adjustment to equity	—	—
Shares issued to settle convertible debt	68,275	—

See accompanying notes to the consolidated financial statements

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

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

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

On July 23, 2018, the Company amended the name of its subsidiary, KRG Logistics, Inc., to Global3pl, Inc. (an Ontario corporation).

On September 4, 2018, the Company incorporated Cannagistics, Inc., in the province of Ontario, Canada. This is intended to be a possible new line of business for the Company but is dormant at this time.

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

July 31, 2020 and 2019

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

Basis of Presentation

We have summarized our most significant accounting policies for the year ended July 31, 2020.

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

 Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

COVID-19 Pandemic Update

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company's financial performance in the third and fourth quarters of fiscal year 2020 and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. As a result, the company and certain of the company's customers and suppliers temporarily closed locations beginning late in the second quarter of fiscal year 2020, continuing into the third quarter of fiscal year 2020. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company's operations, supply chain and demand for its products. As a result, the ultimate impact on the company's business, financial condition or operating results cannot be reasonably estimated at this time.

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

July 31, 2020 and 2019

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

Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The levels are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities
•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities
•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of July 31, 2020 and July 31, 2019:

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$205,796	$205,796

July 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$—	$—

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of July 31, 2020, and 2019 the allowance for doubtful accounts was $0.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

Revenue Recognition

The Company recognizes revenue related to transaction from its third-party logistics sales by performing the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) which establishes revenue recognition standards. ASU 2014-09 was effective for annual reporting periods beginning after December 15,2017. We adopted ASU 2014-09 effective August 1, 2018. ASU 2014-09 has not had a significant effect on the Company’s financial position and results of operations.

Foreign Currency

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

Stock-Based Compensation

The Company measures expenses associated with all employee stock-based compensation awards using a fair-value method and record such expense in our consolidated financial statements on a straight-line basis over the requisite service period.

Leases

In February 2016, FASB issued ASU-2016-02 (Topic 842) “Leases”, provides accounting guidance for leases, recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. Effective August 1, 2019, the Company implemented ASU 2016-02 under the modified retrospective method. As a result, the Company recognized right of use assets of $54,475 and lease liabilities of $57,064.

Recent Accounting Pronouncements

 In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments, including trade receivables, contract assets, and lease receivables. This standard will be effective for the Company beginning August 1, 2020. The Company does not believe that this standard will have a material impact on its’ consolidated financial statements.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of July 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these July 31, 2020 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2020, the Company has incurred losses totaling $13,221,838 since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,296 for $10 dollars.  The transactions resulted in a loss of $430,329 as reported on the income statement as of July 31, 2020. As such, the assets of KRG Logistics, Inc. were removed from the accounts, and all remaining liabilities were classified as Discontinued Operations in the accompanying Balance Sheets. As of July 31, 2020, and July 31, 2019, the summaries of liabilities pertaining to discontinued operations were as follows:

	July 31,	July 31,
	2020	2019
Accounts receivable, net	—	359,256
CAD prepaid expenses & deposits	—	16,515
Restricted cash	—	152,181
Due from related company	—	5,539
Equipment	—	54,296
Assets of discontinued operations	$—	$587,787

	July 31,	July 31,
	2020	2019
Accounts payable	$487,128	$432,505
Royal Bank line of credit	289,242	258,708
Unearned revenue	14,833	16,299
Accrued liabilities	64,663	64,641
Custom duties & GST payable	6,019	—
HST	2,759	(102)
Liabilities of discontinued operations	$864,644	$772,051

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of July 31, 2020 and 2019 consisted of the following:

Description	July 31, 2020	July 31, 2019
Note payable dated January 15, 2014, matured January 15, 2015 bearing interest at 12% per annum.	$—	$3,000
Note payable dated February 14, 2014 matured February 14, 2015, bearing interest at 12% per annum.	$—	$3,750
Note payable dated April 1, 2014 matured April 1, 2015, bearing interest at 12% per annum.	$—	$4,700
Note payable dated January 30, 2014, matured January 30, 2015, bearing interest at 12% per annum.	$—	$5,000
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$23,900
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 0% per annum. This note is still outstanding	$135,000	$175,000
Note payable dated February 4, 2020, matured March 108, 2020, bearing interest at 18% per annum.	$5,000	$—
Less current portion of long-term debt	$170,000	$215,350
Total long-term debt	—	—

Interest expense for the year ended July 31, 2020 and 2019 was $17,350 and $18,644, respectively.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of July 31, 2020 and July 31, 2019 consisted of the following:

Description	July 31, 2020	July 31, 2019

Convertible note agreement dated November 1, 2013 in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019 in the amount of $800,000 payable and due on March 20, 2020 bearing interest at 24% per annum.	$800,000	$800,000
Convertible note agreement dated June 28, 2019 in the amount of $300,000 payable and due on June 28, 2020 bearing interest at 20% per annum.	$300,000	$300,000
Convertible note agreement dated August 6, 2019 in the amount of $31,500 payable and due on August 6, 2020 bearing interest at 20% per annum.	$31,500	$—
Convertible note agreement dated August 19, 2019 in the amount of $3,800 payable and due on August 19, 2020 bearing interest at 24% per annum.	$3,800	$—
Convertible note agreement dated September 4, 2019 in the amount of $36,500 payable and due on September 4, 2020 bearing interest at 20% per annum.	$36,500	$—
Convertible note agreement dated December 4, 2019 in the amount of $95,000 payable and due on December 4, 2020 bearing interest at 12% per annum.	$95,000	$—
Convertible note agreement dated February 10, 2020 in the amount of $15,000 payable and due on February 10, 2021 bearing interest at 12% per annum.	$15,000	$—
Convertible note agreement dated February 21, 2020 in the amount of $47,500 payable and due on February 28, 2021 bearing interest at 12% per annum.	$47,500	$—
Convertible note agreement dated February 28, 2020 in the amount of $67.500 payable and due on November 28, 2020 bearing interest at 8% per annum.	$67,500	$—
Convertible note agreement dated April 15, 2020 in the amount of $95,000 payable and due on April 15, 2021 bearing interest at 10% per annum, net of discount.	$31,500	$—
Convertible notes, net of discount	$2,475,341	$2,145,041

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the year ended July 31, 2020 and 2019 was $384,649 and $163,668.

Derivative liabilities

Certain of the Company’s convertible notes are convertible into a variable number of shares of common stock for which there is not a floor to the number of common stock shares the Company might be required to issue. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results each reporting period. The Company uses the Black-Scholes option pricing model for the valuation of its derivative liabilities as further discussed below. There are no material differences between using the Black-Scholes option pricing model for these estimates as compared to the Binomial Lattice model.

For the two notes with a variable-rate conversion feature issued during the year ended July 31, 2020, the Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $167,804. Since the fair value of the derivative was in excess of the proceeds received, a full discount to the convertible notes payable and a day one loss on derivative liabilities of $84,629 was recorded during the year ended July 31, 2020. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0275 to $0.0325, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.050 to $0.059, an expected dividend yield of 0%, expected volatilities ranging from 254%-277%, risk-free interest rate ranging from 0.19% to 0.97%, and expected terms ranging from 0.75 to one year.

On July 31, 2020, the derivative liabilities on these two convertible notes were revalued at $205,796 resulting in a loss of $37,992 for the year ended July 31, 2020 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0088 to $0.0110, the closing stock price of the Company's common stock on the date of valuation of $0.023, an expected dividend yield of 0%, expected volatility of 230, risk-free interest rate of 0.11%, and an expected term ranging from 0.33 to 0.71 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the year ended July 31, 2020, the Company amortized $52,414 to interest expense. As of September 30, 2020, discounts of $57,586 remained for which will be amortized through September 2021.

 NOTE 7 - LINE OF CREDIT (Discontinued)

The Company has a line of credit with a maximum borrowing limit of $400,000, bearing an interest rate of prime plus 3.25% per annum and secured by a General Security Agreement. As of July 31, 2020, and July 31, 2019, $0 and $258,708 were drawn on the line of credit, respectively. Interest expense for the year ended July 31, 2020, and 2019 was $0 and $13,554 respectively. Beginning February 1, 2019, the Company is required to maintain a cash collateral account in the amount of $200,000 in Canadian dollars. The Company has invested in a Guaranteed Investment Certificate for a one-year term at an interest rate of .25%.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

NOTE 8 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $45,269 and $35,777 during the year ended ended July 31, 2020 and 2019, respectively. As of July 31, 2020, and 2019, there were $388,094 and $365,945 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the year ended July 31, 2020 and 2019 consulting fees paid were $130,447 and $169,719 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018 entered into a related party (that being Recommerce Group, Inc. and our President is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest income in the amount of $87,037 and $64,695 for the year ended July 31, 2020 and 2019, respectively, has been recorded in the financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of July 31, 2020, and July 31, 2019, there were 100,599,277 and 93,118,077 shares, respectively of common stock outstanding. There were 10,000,000 shares of Series D Preferred stock outstanding as of July 31, 2020, and 8,000,000 shares of Series D Preferred Stock outstanding as of July 31, 2019.

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

On April 29, 2019, the Company designated 10,000,000 shares of Preferred Stock as Series D Preferred stock, par value $0.001 per share (the “Series D Preferred Stock”). Each share of Series D Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. There were 10,000,000 shares of Series D Preferred stock outstanding as of July 31, 2020 and 8,000,000 shares of Series D Preferred Stock outstanding as of July 31, 2019.

On May 6, 2020, the Company filed an Offering Statement under Regulation A on form 1-A for a Tier II Offering of 43,000,000 shares .

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

NOTE 10 – WARRANT

On April 15, 2020, the Company issued a five-year Common Stock Purchase Warrant in connection with a $31,500 convertible promissory note. The warrant is convertible into 437,500 shares of the Company’s common stock at $.12 per share.

On April 23, 2020, the Company issued a three-year Common Stock Purchase Warrant in connection with a $75,000 investment in the Company’s common stock. The warrant has a conversion price of $.15 per share of the Company’s common stock and expires in three years from issuance.

NOTE 11 – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31,
	2020	2019
Income at statutory rate	$563,325	$1,773,397
Change in valuation allowance	(563,325)	(1,773,397)
	$—	$—

The significant components of deferred income tax assets and liabilities at July 31, 2020 and 2019 are as follows:

	July 31,
	2020	2019
Net operating loss carryforward	$2,776,586	$2,213,261
Valuation allowance	(2,776,586)	(2,213,261)
	$—	$—

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

Future minimum lease payments, as set forth in the lease, are below:

Year	Amount
2020-2021	$22,569
2021-2022	$23,365
2022-2023	$20,449
Total	$66,383

The Company adopted ASC 842 effective August 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented.  The Company’s weighted-average remaining lease term relating to its operating leases is 2.75 years, with a weighted-average discount rate of 10%.

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

NOTE 13 – RESTATEMENT

The consolidated financial statements for the year ended July 31, 2019 have been restated to correct the valuation of shares issued for services. On April 29, 2019, the Company issued 8,000,000 shares of Series D Preferred Stock to its’ Chief Executive Officer. Each share of Series D Preferred Stock is convertible into 72.5 shares of common stock. The issuance of these Series D Preferred Stock were previously recorded at par value. The Company has restated its’ July 31 2019 consolidated financial statements to record these Series D Preferred Stock at their fair value. The following summarizes the impact of the restatement:

	As		As
	Reported	Restatement	Restated
Operating expenses	$2,293,899	$4,768,889	$7,062,788
Loss from operations	(2,114,398)	(4,768,889)	(6,883,287)
Net loss	(3,675,857)	(4,768,889)	(8,444,746)

The restatement did not impact the Company’s assets, liabilities or cash flows.

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the subsequent events that have occurred through the date of the report and determined that the following subsequent events require disclosure:

Sanguine Group, LLC, has loaned the Company additional funds not already included in the established promissory note. These funds are not yet reduced to a written agreement.

Garden State Holdings loaned the Company a total of $152,500, as follows:

December 4, 2019       $55,000

January 21, 2020         $25,000

January 29, 2020         $15,000

February 21, 2020       $10,000

February 21, 2020       $47,000

There is no written note between the Company and Garden State Holdings at this time, however the total loan amount commitment was to loan the Company up to $175,000.

Sanguine Group, LLC and Garden State Holdings are entities controlled by the same person, who is an investor in the Company.

Emerging Growth Advisors, Inc., controlled by James W. Zimbler, our President/Director has loaned the company a total of $32,400. There is no terms or written note.

In August of 2020, the Company issued 2,499,828 to a lender to finalize the settlement of $54,998 in debt, of which $30,000 was previously settled during the year ended July 31, 2020

Subsequent to July 31, 2020, the Company issued 51,190,000 shares of common stock for the conversion of convertible debt.

On May 6, 2020, the Company filed an Offering Statement under Regulation A on form 1-A for a Tier II Offering of 43,000,000 shares. That offering is still pending with the Securities and Exchange Commission.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name, age, and position of our current director and executive officer as of the date of this Annual Report.

Name	Age	Position(s) and Office(s) Held
Rob Gietl	56	President/CEO and Director
James W. Zimbler	55	Vice President and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Rob Gietl was most recently, Until March 2020 the Interim CEO of Availa Bio, Inc., a company engaged in the development of numerous patented and patent pending products in the health and wellness space. From April 2017 to February 2019, Mr. Gietl was CEO of MYM Nutraceuticals Inc., an emerging bio-pharmaceutical company and distributor of medical cannabis products. He previously served from September 2015 to March 2017as the Director of Business Development at NRI Global Inc. where he led industrial acquisitions, environmental remediation and global sales of reusable assets and commodities

From 2011 to 2015 was the Director of Business Development at RG Consultants. Responsible for the Research, investigation, and evaluation of large industrial facilities. Client partnership to develop various strategies for decommissioning with land repurposing considered, including the ability to repurpose reusable assets globally, the evaluation of Ferrous steel quantities and Non Ferrous copper, stainless steel, aluminum, brass for both for processing to Smelter specs and sell throughout North America and overseas with all aspects of Logistics considered to satisfy clients timelines & production schedules. In 2010, was Director of Terminal City Club a private club in Vancouver, BC. leading the development/execution of the corporate vision and strategic plans plus supporting the profitable management of ongoing business operations. Charged with directing and controlling marketing, financial, capital costs, human resources, staff development and administration to realize a rapid growth within a brief period. From 1996 to 2009 was the Managing Director of Element Hospitality Group, Vancouver, BC and was involved with the purchase, rebuild and rebranding of an existing restaurant concept, extended formula to open second location in another area of the city within 5 years. Project managed renovation, established key relationships with suppliers and contractors, managed all fiscal budgets and resources Was integral to the 150% increase in revenues for second location within first year, the recruitment of a management team of 40, establishing a superior customer experience and developed creative marketing programs and initiated partnerships with local businesses to build brand awareness, outpacing the competition and increasing revenue streams.

Mr. Gietl is a seasoned Business Development and Operations executive with a diverse track record of leading change across all areas of concept creation, brand re-positioning, market penetration, fiscal accountability and efficient execution of business plans. He has grown business effectiveness in an array of sectors and circumstances throughout Canada, consistently aligned with stakeholders’ goals and values. Mr. Gietl was most recently the Director of Business Development at NRI Global Inc. where he headed up multimillion-dollar industrial acquisitions, environmental remediation and global sales of reusable assets and commodities. His skills in negotiations and plan development enabled him to leverage partnerships to accelerate expansion and facilitate synergy in execution.

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

For the fiscal year ending July 31, 2020, the board of directors:

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2020 and 2019 and 2018.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rob Gietl Chairman and President and CEO	2020 2019	90,000 (1)	0 0	367,485 (2)(4) 0	0 0	0 0	0 0	0 0	457,485 0
James W. Zimbler, VP and Director	2019 2019 2018	--- 151,133 95,000	0 0	0 29,500,000 (3)(4) 0	0 0 0	0 0 0	0 0 0	0 0 0	29,651,133 0 __

*  Stock Award was 8,000,000 Series D Preferred Shares

(1)       Based on the remaining 6 months of Calendar year 2020

(2)       Stock award, grant date of July 1, 2020, of 2,000,000 shares of Series D Preferred Stock is the result of a transfer from Emerging Growth Advisors, Inc., holding of 8,000,000 shares of Series D Preferred Stock.

(3)       Initial stock award, grant date of April 29, 2019, was 8,000,000 Series D Preferred Shares in the name of Emerging Growth Advisors, Inc. A total of 2,000,000 shares was transferred to Rob Gietl as part of his agreement to become President/CEO and Chairman of the Company, therefore compensation amount is reduced by $367,485.

(4)       The valuation of the stock grant of Series D Preferred Stock is based on an analysis of FASB ASC 718-10 and FASB ASC 505-50 as is more fully described in Footnote 10 to the July 31, 2019 year-end financial states incorporated into this Offering Statement.

Narrative to Summery Compensation Table

On October 1, 2018, we entered into an employment agreement with James W. Zimbler (“Zimbler”) to be our Chief Executive Officer (the “Zimbler Agreement”). Effective with the appointment of Rob Gietl as President/CEO and Chairman of the Board of Directors, the Employment Agreement was superseded by a consulting Agreement dated July 1, 2020 with a term of three years. The Consulting Agreement has the following material terms. A consulting fee of $15,000 is payable per month for the first year increasing by $2,500 per year for the next two years. Consultant is also entitled to an additional payment of up to $1,500 per month to cover the cost of Health Insurance. Consultant is also to be reimbursed for reasonable expenses performed on behalf of the Company.

The following is a summary of the material terms of the Gietl Agreement.

▪	The term commences on July 1, 2020 and is for a period of three (3) years, unless terminated earlier as provided therein.

▪	Gietl’s initial monthly Base Salary is $15,000, with an increase of $2,500 each year for the term of the Agreement.

▪	Gietl is entitled to participate in any Bonus or Executive Compensation Plan established by the Company.

▪	Upon termination of Gietl’s employment, he may be entitled to receive certain post-termination severance benefits depending upon whether such termination is by the Company without Cause, in relation to a Change of Control, a resignation by Gietl for Good Reason, or by reason of Gietl’s death or disability (as such terms are defined in the Gietl Agreement).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 12, 2020, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 1200 Veterans Highway, Suite 310, Hauppauge, NY 11788.

	Common Stock		Series D Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
James Zimbler (3)	435,000,000	80%	6,000,000	80%
Rob Gietl(4)	145,000,000	58%	2,000,000	20%
All Directors and Executive Officers as a Group (2 persons)	580,000,000	85%	8,000.000	80%
5% Holders
Solid Bridge Investments, Inc. (5)	145,000,000	58%	2,000,000	20%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 105,099,277 shares of common stock outstanding as of August 26, 2020. The percent of Series D Preferred Stock is based on 10,000,000 shares of Series D Stock outstanding as of August 26, 2020.

(3)	Mr. Zimbler, though Emerging Growth Advisors, Inc., is the holder of 6,000,000 shares of Series D preferred stock, that may be converted into 435,000,000 shares of common stock.

(4)	Mr. Gietl is the holder of 2,000,000 shares of Series D preferred stock that may be converted into 145,000,000 shares of common stock.

(5)	Carlos Defex and Veronica Defex are the beneficial owners and control persons for Solid Bridge Investments, Inc. are the holder of 2,000,000 shares of Series D preferred stock that may be converted into 145,000,000 shares of common stock.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Fiscal Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees		Other Fees
2018	$50,000	$		$0		$0
2019	$72,500	$		$0		$0
2020	$50,000*	$	$		$

*       Estimated

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

Cannagistics, Inc.

By:	Rob Gietl
Rob Gietl President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
November 16, 2020

By:	/s/ James W. Zimbler
James W. Zimbler
Vice-President and Director
November 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Cannagistics, Inc.

By:	Rob Gietl
Rob Gietl President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
November 16, 2020

By:	/s/ James W. Zimbler
James W. Zimbler
Vice President and Director
November 16, 2020

