Form 10-Q
period 2020-10-31
Cannagistics Inc.
filed 2020-12-15
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2020

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 172,789,105 common shares as of December 14, 2020.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Interim Balance Sheets as of October 31, 2020 (unaudited) and July 31, 2020 (audited);
F-2	Condensed Consolidated Interim Statements of Operations for the three months ended October 31, 2020 (unaudited) and 2019 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the three months ended October 31, 2020 (unaudited) and 2019 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements. (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

CANNAGISTICS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2020	July 31, 2020
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$3,299	$685
Right-to-use asset	23,033	23,033
Related party receivables, less allowance for doubtful accounts of $1,015,234	0	0
TOTAL CURRENT ASSETS	26,332	23,718

OTHER ASSETS:
Right-to-use asset, net of current portion	26,635	31,442
Security deposits	3,634	3,634
TOTAL OTHER ASSETS	30,269	35,076

TOTAL ASSETS	$56,601	$58,794

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$747,229	$607,961
Lease liability, current portion	18,505	18,505
Promissory notes	170,000	170,000
Convertible notes payable, net of discount of $122,863 and $58,087
October 31, 2020 and July 31, 2020, respectively	2,393,706	2,426,254
Derivative liabilities	755,223	205,796
Common stock payable	0	24,998
Related party payables	386,404	388,094
TOTAL CURRENT LIABILITIES	4,471,067	3,841,608

LONG-TERM LIABILITIES
Lease liability, net of current portion	33,752	38,559
TOTAL LONG-TERM LIABILITIES	33,752	38,559

LIABILITIES OF DISCONTINUED OPERATIONS	837,778	839,646

TOTAL LIABILITIES	5,342,597	4,719,813

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 10,000,000 and 8,000,000 shares issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	10,000	10,000
Common stock; $0.001 par value; 250,000,000 shares authorized; 158,789,105 and 105,099,277 outstanding and issued as of October 31, 2020 and July 31, 2020, respectively	158,789	105,099
Additional paid-in capital	9,098,230	8,490,720
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(14,508,015)	(13,221,838)
TOTAL STOCKHOLDERS' DEFICIT	(5,285,995)	(4,661,019)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$56,601	$58,794

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2019

 (UNAUDITED)

	For the Three
	Months Ended
	October 31, 2020	October 31, 2019

Operating expenses
General and administrative expenses	37,575	(5,892)
Rent	7,486	10,676
Consulting	28,500	28,600
Professional fees	82,884	59,168
Total operating expenses	156,445	92,552

Loss from operations	(156,445)	(92,552)

Other income (expense)
Interest Income	21,759	21,759
Interest expense	(147,634)	(98,901)
Settlement Fees	(25,000)	—
Loss on derivative liabilities	(936,075)	—
Change in fair value of derivative liabilities	(42,782)	—
Total other expense	(1,129,732)	(77,142)

Loss from continuing operations	(1,286,177)	(169,694)

Discontinued operations, including loss on disposal	—	(119,081)

Net loss	(1,286,177)	(288,775)

Net loss per common share: basic and diluted	$(0.01)	$(0.00)
Basic and diluted weighted average common
shares outstanding	102,834,619	93,117,423

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC.

GLOBAL3PL, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2019	93,118,077	$93,030	—	$—	8,000,000	$8,000	$7,382,579	$(45,000)	$—	$(10,539,338)	$(3,100,729)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,351	1,351
Net loss	—	—	—	—	—	—	—	—	—	(288,775)	(288,775)
Balance, October 31, 2019	93,118,077	$93,030	—	$—	8,000,000	$8,000	$7,382,579	$(45,000)	$—	$(10,826,762)	$(3,388,153)

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2020	105,099,277	$105,099	—	$—	10,000,000	$10,000	$8,490,720	$(45,000)	$—	$(13,221,838)	$(4,661,019)

Shares issued for conversion of convertible debt	51,190,000	51,190	—	—	—	—	585,012	—	—	—	636,202
Shares issued for settlement of payables	2,499,828	2,500	—	—	—	—	22,498	—	—	—	24,998
Net loss										(1,286,177)	(1,286,177)
Balance, October 31, 2020	158,789,105	$158,789	—	$—	10,000,000	$10,000	$9,098,230	$(45,000)	$—	$(14,508,015)	$(5,285,996)

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC.

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2020

(UNAUDITED)

	For The Three Months Ended
	October 31, 2020	October 31, 2019
Cash Flows from Operating Activities
Net loss	$(1,286,177)	$(288,775)
Loss from discontinued operations	—	119,081

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	—	1,351
Settlement Fees on conversion of stock	13,000
Penalty on convertible note payable	25,000	—
Loss on derivative liabilities	452,944	—
Change in fair value of derivative liabilities	525,913	—
Amortization of debt discount	40,224	—

Changes in assets and liabilities
Accounts receivable and other receivables	—	24,135
Prepaid expense	—	(5,267)
Accounts payable and accrued expenses	139,278	159,536
Net cash used in operating activities of continuing operations	(89,818)	10,061
Net cash used in operating activities discontinued operations	(1,868)	(119,081)
Net cash used in operating activities	$(91,686)	$(109,020)

Cash Flows from Investing Activities
(Increase) decrease in restricted cash	—	(52)
Net cash used in financing activities	—	(52)

Cash Flows from Financing Activities
Proceeds from convertible notes, net of amortization of $9,000	96,000	—
Proceeds from line of credit	—	276,037
Proceeds from loans	—	71,800
Proceeds from related parties	32,900	21,839
Payments on loans	—	(12,176)
Payments on line of credit	—	(245,787)
Payments to related parties	(34,600)	—
Net cash provided by financing activities	94,300	111,713

Net increase in cash	2,614	2,641

Cash, beginning of period	685	630

Cash, end of period	3,299	3,271

Supplemental disclosure of cash flow information
Cash paid for interest	—	5,227
Cash paid for tax	—	—

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$9,000	$11,000
Conversion of notes payable, fees, and derivative liabilities	$636,202	$—

See accompanying notes to the consolidated financial statements

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

Cannagistics, Inc. (Formerly FIGO Ventures, Inc., formerly Precious Investments, Inc.) (‘The Company’) was incorporated under the laws of the State of Nevada on May 26, 2004. The Company was an Exploration Stage Company with the principal business being the acquisition and exploration of resource properties.

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

 On November 16, 2017, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with American Freight Xchange, Inc., a privately held New York corporation (“American Freight”), and Shipzooka Acquisition Corp. (“Shipzooka Sub”), a newly formed wholly owned Nevada subsidiary of Precious Investments, Inc. In connection with the closing of this merger transaction, Shipzooka Sub merged with and into American Freight (the “Merger”) on December 5, 2017, with the filing of Articles of Merger with the Nevada Secretary of State and Certificate of Merger with the New York Division of Corporations.

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

 Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

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

 Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

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

Basis of Presentation

We have summarized our most significant accounting policies for the fiscal period ended July 31, 2020.

Unaudited Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended July 31, 2020. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

Unaudited Consolidated Interim Financial Statements

These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statement and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended July 31, 2020. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results for a full year or for any future period.

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2020 and July 31, 2020:

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$755,223	$755,223

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$205,796	$205,796

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of October 31, 2020, and 2019 the allowance for doubtful accounts was $0 and $0, respectively.

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of October 31, 2020 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these October 31, 2020 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2020, the Company has an accumulated deficit of $14,508,015, and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,296 for $10 dollars. As such, the assets of KRG Logistics, Inc. were removed from the accounts, and all remaining liabilities were classified as Discontinued Operations in the accompanying Balance Sheets. As of October 31, 2020, and July 31, 2020, the summaries of liabilities pertaining to discontinued operations were as follows:

	October 31,	July 31,
	2020	2020
Accounts payable	$460,262	$462,130
Royal Bank line of credit	289,242	289,242
Unearned revenue	14,833	14,833
Accrued liabilities	64,663	64,663
Custom duties & GST payable	6,019	6,01 9
HST	2,759	2,759
Liabilities of discontinued operations	$837,778	$839,646

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of October 31, 2020 and July 31, 2020 consisted of the following:

Description	October 31, 2020	July 31, 2020
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 8% per annum.	$135,000	$135,000
Note payable dated February 4, 2020, matured February 4, 2021, bearing interest at 18% per annum.	$5,000	$5,000
Total	$170,000	$170,000
Less current portion of long-term debt	$170,000	$170,000
Total long-term debt	—	—

Interest expense for the three months ended October 31, 2020 and 2019 was $3,705 and $4,285, respectively.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of October 31, 2020 and July 31, 2020 consisted of the following:

Description	October 31, 2020	July 31, 2020

Convertible note agreement dated November 1, 2013 in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019 in the amount of $800,000 payable and due on March 20, 2020 bearing interest at 24% per annum.	$800,000	$800,000
Convertible note agreement dated June 28, 2019 in the amount of $300,000 payable and due on June 28, 2020 bearing interest at 20% per annum.	$300,000	$300,000
Convertible note agreement dated August 6, 2019 in the amount of $31,500 payable and due on August 6, 2020 bearing interest at 20% per annum.	$31,500	$31,500
Convertible note agreement dated August 19, 2019 in the amount of $3,800 payable and due on August 19, 2020 bearing interest at 24% per annum.	$3,800	$3,800
Convertible note agreement dated September 4, 2019 in the amount of $36,500 payable and due on September 4, 2020 bearing interest at 20% per annum.	$36,500	$36,500
Convertible note agreement dated December 4, 2019 in the amount of $95,000 payable and due on December 4, 2020 bearing interest at 12% per annum.	$95,000	$95,000
Convertible note agreement dated February 10, 2020 in the amount of $15,000 payable at February 10, 2021 bearing interest at 12% per annum..	$15,000	$15,000
Convertible note agreement dated February 21, 2020 in the amount of $47,500 payable at February 21, 2021 bearing interest at 12% per annum.	$47,500	$47,500
Convertible note agreement dated February 28, 2020 in the amount of $67.500 payable at February 28, 2021 bearing interest at 12% per annum.	$21,341	$67,500
Convertible note agreement dated April 15, 2020 in the amount of $31,500 payable at April 15, 2021 bearing interest at 10% per annum, net of discount.	$15,887	$31,500
Convertible note agreement dated September 29, 2020 in the amount of $34.000 payable and due on September 29, 2021 bearing interest at 12% per annum.	$34,000	$—
Convertible note agreement dated October 9, 2020 in the amount of $33,000 payable and due on October 9, 2021 bearing interest at 12% per annum.	$33,000	$—
Convertible note agreement dated October 19, 2020 in the amount of $38.000 payable and due on October 19, 2020 bearing interest at 12% per annum.	$38,000	$—
Convertible notes, net of discount	$2,516.569	$2,475,341

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the three months ended October 31, 2020 and 2019 was $100,457 and $92,016.

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

During the three months ended October 31, 2020, three new notes with a variable-rate conversion feature were issued. The Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $548,944. Since the fair value of the derivative was in excess of the proceeds received, a full discount to the convertible notes payable and a day one loss on derivative liabilities of $452,944 was recorded during the three months ended October 31, 2020. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0029 to $0.0058, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.008 to $0.034, an expected dividend yield of 0%, expected volatilities ranging from 219%-251%, risk-free interest rate ranging from 0.12% to 0.15%, and expected terms of one year.

As of July 31, 2020, the Company had existing derivative liabilities of $205,796 related to two convertible notes. During the three months ended October 31, 2020, $97,772 in principle of these convertible notes along with fees of $13,000 were converted into 51,190,000 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three months ended October 31, 2020, the Company recorded $525,430 to additional paid-in capital for the relief of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0018 to $0.007, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.006 to $0.034, an expected dividend yield of 0%, expected volatility ranging from 215% to 262%, risk-free interest rates ranging from 0.12% to 0.15%, and expected terms ranging from 0.09 to 0.48 years.

On October 31, 2020, the derivative liabilities on these convertible notes were revalued at $755,223 resulting in a loss of $525,913 for the three months ended October 31, 2020 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions:

conversion prices ranging from $0.0020 to $0.0029, the closing stock price of the Company's common stock on the date of valuation of $0.015, an expected dividend yield of 0%, expected volatility of 269%, risk-free interest rate of 0.13%, and an expected term ranging from 0.08 to 0.97 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the three months ended October 31, 2020, the Company amortized $40,224 to interest expense. As of October 31, 2020, discounts of $122,363 remained for which will be amortized through October 2021.

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $0 and $19,490 during the three months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, and 2019, there were $386,404 and $375,344 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the three months ended October 31, 2020 and 2019 consulting fees paid were $48,484 and $44,769 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018 entered into a related party (that being Recommerce Group, Inc. and our President is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $21,759 and $26,062 for the three months ended October 31, 2020 and 2019, respectively, has been recorded in the financial statements.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of Preferred stock. As of October 31, 2020, and July 31, 2020, there were 93,118,077 shares, of common stock outstanding. There were 10,000,000 shares of Series D Preferred stock outstanding as of October 31, 2020 and 8,000,000 shares of Series D Preferred Stock outstanding as of July 31, 2020.

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

On April 29, 2019, the Company designated 10,000,000 shares of Preferred Stock as Series D Preferred stock, par value $0.001 per share (the “Series D Preferred Stock”). Each share of Series D Preferred Stock is convertible into 72.5 common shares and has voting rights based on this ratio. There were 10,000,000 shares of Series D Preferred stock outstanding as of October 31, 2020 and 8,000,000 shares of Series D Preferred Stock outstanding as of July 31, 2019.

On May 6, 2020, the Company filed an Offering Statement under Regulation A on form 1-A for a Tier II Offering of 43,000,000 shares .

NOTE 9 – WARRANT

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

October 31, 2020

NOTE 11 – SUBSEQUENT EVENTS

Management of the Company has evaluated the subsequent events that have occurred through the date of the report and determined that the following subsequent events require disclosure:

On November 16, 2020, the Company issued 6,000,000 shares of its common stock at $0.0011 for the conversion of notes payable.

On November 23, 2020, the Company issued 8,000,000 shares of its common stock at $0.0018 for the conversion of notes payable.

On December 2, 2020 the Company established NOVI Biosciences, Inc. (a New York corporation as a new wholly owned subsidiary.

On December 4, 2020, the Company issued 5,307,100 shares of its common stock at $0.0022 for the conversion of notes payable.

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

Overview

On November 16, 2017, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with American Freight Xchange, Inc., a privately held New York corporation (“American Freight”), and Shipzooka Acquisition Corp. (“Shipzooka Sub”), our newly formed wholly owned Nevada subsidiary. In connection with the closing of this merger transaction, Shipzooka Sub merged with and into American Freight (the “Merger”) on November 16, 2017, with the filing of Articles of Merger with the Nevada Secretary of State and Certificate of Merger with the New York Division of Corporations.

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

The Board of Directors also declared a stock dividend for all shareholders, with a record date of October 10, 2019. For every 50 shares of common stock of the Company, all shareholders of record on the record date will receive one share of common stock in Global3pl. Global3pl will also file a registration statement as part of its raise of capital to complete the development of American Freight Xchange, a North American freight broker-driven 3pl network to handle the management of long-haul LTL (less than truckload), and specialty freight (white glove) services and

Urbanx, a North American network of rush-messenger local trucking services for forward and reverse last mile delivery (including white glove service).

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

Our Industry

Trucking companies provide transportation services to virtually every industry operating in the United States and Canada, and around the world. The trucking industry is comprised principally of two types of motor carriers: LTL and truckload. LTL freight carriers typically pick-up multiple shipments from multiple customers on a single truck. The LTL freight is then routed through a network of service centers where the freight may be transferred to other trucks with similar destinations. LTL motor carriers generally require a more expansive network of local P&D service centers, as well as larger breakbulk, or hub, facilities. In contrast, truckload carriers generally dedicate an entire truck to one customer from origin to destination. According to the American Trucking Associations, the trucking industry accounted for 79.8% of the $847.6 billion total U.S. transportation revenue in 2016. In 2016, the entire LTL sector had revenue of approximately $54.7 billion. This represented 6.5% of the total U.S. transportation revenue for the year.

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

Results of Operation for Three Months Ended October 31, 2020 and 2019

Revenues

No revenue was generated for the three months ended October 31, 2020 and October 31, 2019.

Our cost of revenues was $0 for the three months ended October 31, 2020, as compared with cost of revenue of $0 for the same period ended October 31, 2019.

Operating Expenses

Total operating expenses increased $63,893 for the three months ended October 31, 2020 from $92,552 at October 31, 2019 to $156,445 at October 31, 2020. This increase was mainly due mainly to an increase in General and administration expenses.

Operating expenses for the three months ended October 31, 2020 consisted of general and administrative expenses of $37,575, professional fees of $82,884, rent of $7,486, and consulting fees of $28,500. Our operating expenses for the three months ended October 31, 2019 consisted of general and administrative expenses of $(5,892), professional fees of $59,168, rent of $10,676, and consulting fees of $28,600.

Other Income and Expenses

We had interest income of $21,759 for the three months ended October 31, 2020, and for the three months ended October 31, 2019. We had interest expense of $147,634 for the three months ended October 31, 2020 as compared to $98,901 for the three months ended October 31, 2019. We had Settlement Fees of $25,000 for the three months ended October 31, 2020 as compared to $0.0 for the three months ended October 31, 2019. We had a Loss on derivative liabilities of $936,075 for the three months ended October 31, 2020 as compared to $0.0 for the three months ended October 31, 2019. We had a Change in fair value of derivative labilities of $42,782 for the three months ended October 31, 2020 as compared to $0.0 for the three months ended October 31, 2019.

Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended October 31, 2020 was $0.0 compared $119,081 for the three months ended October 31, 2019.

Net Loss

Net loss for the three months ended October 31, 2020 was $1,286,177 compared to net loss of $288,775 for the three months ended October 31, 2019.

Liquidity and Capital Resources

As of October 31, 2020, we had total current assets of $26,332 and total current liabilities of $4,471,067 as of October 31, 2019. We had a negative working capital of $4,444,735 as of October 31, 2020.

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

Off Balance Sheet Arrangements

As of October 31, 2020, there were no off-balance sheet arrangements.

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

Going Concern

As of October 31, 2020, we had an accumulated deficit of $14,478,014. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of October 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended October 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 23, 2019, the Company issued 4,500,000 shares of its common stock for the settlement of debt.

On March 25, 2020, the Company issued 3,000,000 shares of its common stock in a private placement for $75,000.

On August 4, 2020, the Company issued 2,499,828 shares of its common stock at $0.001 for settlement of a claim.

On September 11, 2020, the Company issued 600,000 shares of its common stock at $0.0066 for the conversion of notes payable.

On September 17, 2020, the Company issued 750,000 shares of its common stock at $0.0048 for the conversion of notes payable.

On September 28, 2020, the Company issued 1,200,000 shares of its common stock at $0.0034 for the conversion of notes payable.

On October 5, 2020, the Company issued 2,000,000 shares of its common stock at $0.00248 for the conversion of notes payable.

On October 9, 2020, the Company issued 3,000,000 shares of its common stock at $0.00212 for the conversion of notes payable.

On October 13, 2020, the Company issued 5,000,000 shares of its common stock at $0.00212 for the conversion of notes payable.

On October 19, 2020, the Company issued 5,990,000 shares of its common stock at $0.00208 for the conversion of notes payable.

On October 20, 2020, the Company issued 5,990,000 shares of its common stock at $0.00182 for the conversion of notes payable.

On October 20, 2020, the Company issued 6,200,000 shares of its common stock at $0.00208 for the conversion of notes payable.

On October 22, 2020, the Company issued 6,800,000 shares of its common stock at $0.00208 for the conversion of notes payable.

On October 23, 2020, the Company issued 6,250,000 shares of its common stock at $0.00182 for the conversion of notes payable.

On October 26, 2020, the Company issued 7,500,000 shares of its common stock at $0.00208 for the conversion of notes payable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannagistics Inc.
Date:	December 15, 2020
By:	/s/ Rob Gietl
Rob Gietl
Title:	President, Chief Executive Officer, and Director

