Form 10-Q/A
period 2020-10-31
Cannagistics Inc.
filed 2020-12-18
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

3

CANNAGISTICS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2020	July 31, 2020
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$3,299	$685
Right-to-use asset	23,033	23,033
Related party receivables, less allowance for doubtful accounts of $1,015,234	0	0
TOTAL CURRENT ASSETS	26,332	23,718

OTHER ASSETS:
Right-to-use asset, net of current portion	26,635	31,442
Security deposits	3,634	3,634
TOTAL OTHER ASSETS	30,269	35,076

TOTAL ASSETS	$56,601	$58,794

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$747,229	$607,961
Lease liability, current portion	18,505	18,505
Promissory notes	170,000	170,000
Convertible notes payable, net of discount of $122,863 and $58,087 October 31, 2020 and July 31, 2020, respectively	2,393,706	2,426,254
Derivative liabilities	755,223	205,796
Common stock payable	0	24,998
Related party payables	386,404	388,094
TOTAL CURRENT LIABILITIES	4,471,067	3,841,608

LONG-TERM LIABILITIES
Lease liability, net of current portion	33,752	38,559
TOTAL LONG-TERM LIABILITIES	33,752	38,559

LIABILITIES OF DISCONTINUED OPERATIONS	837,778	839,646

TOTAL LIABILITIES	5,342,597	4,719,813

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 10,000,000 and 8,000,000 shares issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	10,000	10,000
Common stock; $0.001 par value; 500,000,000 and 250,000,000 shares authorized as of October 31, 2020 and July 31, 2020, respectively; 158,789,105 and 105,099,277 outstanding and issued as of October 31, 2020 and July 31, 2020, respectively	158,789	105,099
Additional paid-in capital	9,098,230	8,490,720
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(14,508,015)	(13,221,838)
TOTAL STOCKHOLDERS' DEFICIT	(5,285,995)	(4,661,019)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$56,601	$58,794

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

Cannagistics Inc.
Date:	December 18, 2020
By:	/s/ Rob Gietl
Rob Gietl
Title:	President, Chief Executive Officer, and Director

