Form 10-K/A
period 2020-07-31
Cannagistics Inc.
filed 2021-01-22
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Cannagistics, Inc., formerly known as Precious Investments, Inc. is filing this Amendment No.1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended July 31, 2020 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2020, and which reported on the years ended July 31, 2019 and 2020, to correct typographical errors from the initial filing on Form 10-K on the Company’s consolidated balance sheet and consolidated statement of stockholders’ deficit These changes did not impact the Company’s total assets, liabilities or results from operations.

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

Hauppauge, NY 11788

January 15, 2020

Member American Institute of Certified Public Accounts

Member Public Company Accounting Oversight Board

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	July 31, 2019
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$685	$630
Accounts and other receivables	0	133,971
Right-to-use asset	23,033
Related party receivables, less allowance for doubtful accounts of $993,975	—	1,900

TOTAL CURRENT ASSETS	23,718	136,501

OTHER ASSETS:
Right-to-use asset, net of current portion	31,442	0
Security deposits	3,634	3,634
TOTAL OTHER ASSETS	35,076	3,634

ASSETS OF DISCONTINUED OPERATIONS	0	587,787

TOTAL ASSETS	$58,794	$727,922

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$582,936	$380,614
Lease liability, current portion	18,505
Promissory notes	170,000	165,000
Convertible notes payable, net of discount of $58,087 and $0 July 31, 2020 and 2019, respectively	2,426,254	2,145,041
Derivative liabilities	205,796	0
Common stock payable	24,998
Related party payables	388,094	365,945
TOTAL CURRENT LIABILITIES	3,816,610	3,056,600

LONG-TERM LIABILITIES
Lease liability, net of current portion	38,559	0
TOTAL LONG-TERM LIABILITIES	38,559	0

LIABILITIES OF DISCONTINUED OPERATIONS	864,644	772,051

TOTAL LIABILITIES	4,719,813	3,828,651

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 10,000,000 and 8,000,000 shares issued and outstanding as of July 31, 2020 and 2019, respectively	10,000	8,000
Common stock; $0.001 par value; 250,000,000 shares authorized; 105,099,277 and 93,118,077 outstanding and issued as of July 31, 2020 and 2019, respectively	105,099	93,030
Additional paid-in capital	8,490,720	7,382,579
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(13,221,838)	(10,539,338)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(4,661,019)	(3,100,729)

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY	$58,794	$727,922

See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31, 2020	July 31, 2019
		(Restated)
Revenues	$—	$—

Cost of revenue	—	—

Gross profit	—	—

Operating expenses
General and administrative expenses	96,161	193,471
Bad debt	158,951	1,055,783
Rent	29,774	22,639
Consulting	1,090,583	77,920
Professional fees	320,474	5,060,881
Total operating expenses	1,695,943	6,410,694

Loss from operations	(1,695,943)	(6,410,694)

Other income (expense)
Interest Income	87,037	88,471
Interest expense	(464,812)	(253,206)
Gain/(Loss) on sale of asset	(55,832)	—
Loss on conversion of debt	—	(1,289,724)
Loss on conversion of stock	—	(99,000)
Loss on issuance of stock	—	(8,000)
Loss on derivative liabilities	(160,613)	—
Change in fair value of derivative liabilities	37,992	—
Total other expense	(556,228)	(1,561,459)

Loss from continuing operations	(2,252,171)	(7,972,153)

Discontinued operations, including loss on disposal	(430,329)	(472,593)

Net loss	(2,682,500)	(8,444,746)

Net loss per common share: basic and diluted	$(0.02)	$(0.31)

Basic and diluted weighted average common shares outstanding	98,213,338	26,008,484

See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc., also known as PRECIOUS INVESTMENTS INC.,

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2018	14,355,645	$14,267	1,000,000	$1,000	—	$—	$1,270,568	$(45,000)	$—	$(2,113,694)	$(872,859)

Stock issued to convert preferred to common stock	72,500,000	72,500	(1,000,000)	(1,000)			27,500				99,000
Stock issued to settle convertible debt	6,261,778	6,262					25,898				32,160
Shares issued for services					8,000,000	8,000	4,768,889				4,776,889
Conversion of debt							1,289,724				1,289,724
Adjustment to equity	654	1									1
Foreign Currency Adjustment										19,102	19,102
Net loss										(8,444,746)	(8,444,746)
Balance, July 31, 2019 (Restated)	93,118,077	$93,030	—	$—	8,000,000	$8,000	$7,382,579	$(45,000)	$—	$(10,539,338)	$(3,100,729)

Shares issued to settle convertible debt	4,500,000	4,500					52,575				52,075
Shares issued for cash	2,000,000	2,000					73,000			—	75,000
Shares issued for services	2,500,000	2,500			2,000,000	2,000	955,635				960,135
Shares issued for settlement of payables	3,000,000	3,000					27,000				30,000
Adjustment to equity	(18,800)	69					(69)				—
Net loss										(2,682,500))	(2,682,500)
Balance, July 31, 2020	105,099,277	$105,099	—	$—	10,000,000	$10,000	$8,490,720	$(45,000)	$—	$(13,221,838)	$(4,661,019)

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

Current Projects in Development

Global3pl, Inc., (a New York corporation)

Global 3PL, Inc. is a logistics subsidiary serving the just-in-time inventory & distribution industry, as well as the special and general commodities sector of the North American freight industry.v This information pipeline shall operate under four brands: G3PL, AFX, Urban X, and Cannagistics. The SaaS-based platform ecosystem will fully integrate all aspects of the Cannagistics operations, from receiving raw materials for clients, through product manufacturing, document compliance, distribution, and shelf-life batch tracking.

Our targeted client markets (OTC, pharmaceutical, nutraceutical, cosmetics, and Hemp/CBD-related products) are heavily regulated, and highly fragmented from state to state, and country to country. Every country has their own certified product standards; such as FDA in the U.S. Target client markets require batch product tracking throughout shelf life and GMP certified standards in manufacturing. There is currently, we believe, a lack of seamless automation across the supply chain.

Our solution offers a fully-automated and scalable service for end to end information, manufacturing, sales, and tracking. We believe the benefits achieved from our logistics services for clients are as follows:

▪	Ability to track products from ingredient stage all the way to sale;
▪	Provides 24/7 visibility;
▪	Expands collaboration;
▪	Proivde a single point of access:
▪	Incorporates big data and client behavior statistics;
▪	Reduces redundancy;
▪	Increases productivity;
▪	Offers a subscription based model; and
▪	Capable of supporting multiple client usage.

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

While the Company currently does not have any specific plants or facilities, and ceased its third-party logistics operations as of the second fiscal quarter of the Company, we are continuing the development of our plans to utilize GMP Certified facilities in our business plan. Although our Auditors have included a “going concern” statement in their opinion, we are actively pursuing our plans. However, currently we have only one employee, our President and Director.

GMP Certified Facilities – Malta Project

We have plans to develop a GMP certified biotech lab in Malta with a fundamental skill in initially the cosmetic and then potentially the medicinal, nutraceutical and cannabis/hemp/cbd industries. We plan to have this Malta lab cater to customers in the EU. We also plan to have other facilities that will cover our target customers in the US, Canada and Columbia in Baton Rouge, Toronto and Bogotá, respectively. Below are the some of the characteristics of our planned facilities:

If we are successful in fully developing such capabilities we intend to seek out and employ a solid team of a multidisciplinary professionals in the pharmaceutical, nutraceutical and over the counter industries, and utilize complex supply chain and logistics management, unique technology and intellectual property. Cannagistics Lab’s purpose is to add value and offer a progress proposal to the Malta medicinal cannabis industry, based on its interest to support, educate, take advantage of and focus on the development of potentially breakthrough medicinal cannabis products with different therapeutic uses in patients around the world to whom science and traditional medicine simply could not reach. Such products will be subject to testing and certification from various governmental agencies, which may be a difficult expensive and time consuming process. Our vision and knowledge will potentially focus on GMP biopharmaceutical cannabis based medicines, - with the highest standards starting from the raw material - for multiple applications in patients, using latest technology, ancestral knowledge, scientific studies, with an exceptional team of research and development following the strictest standards and good distribution practices for export and national use.

We have no manufacturing plant or GMP facilities at the present time. As we continue our search to find suitable facilities, we believe that we will need to have the following areas for the production process, which will implement the safety protocols required for the project to be developed.

▪	Area of receipt: Area of the property that has been destined for the receipt of the raw material and supplies that arrives for the manufacturing process.

▪	Raw material area: Warehouse equipped with the security measures required for the storage of the raw material.

▪	Production and manufacturing area: Sector where the manufacturing process will be carried out in which the transforming plant will be in order to obtain the final product.

▪	Reagents and supplies area: Warehouse equipped with the security measures required for the storage of reagents and supplies.

▪	Solid waste area: Sector destined for the storage of solid waste produced during the manufacturing process.

▪	Finished product area: Warehouse equipped with the security measures required for the storage of the finished product.

▪	Dispatch area: Sector from where the process of dispatch and delivery of the finished product to its final recipient will take place

▪	Administrative area: Sector of the factory where administrative, accounting and security activities will be developed.

Competition

The Global Supply Chain management area has many different entities, all competing. Some are very large. However, our model is significantly different from most of the providers already operating.

To be successful in the global supply chain management area, a company must be involved in planning the function of the entire process, from start to finish, or end to end. We intend to concentrate our model on the cannabis, nutraceutical, pharmaceutical and cosmetic areas. We believe this makes our approach unique and distinguishable at this time.

There is no guarantee that a larger, more fully funded, company will determine to seek to gain access to the same business.

Intellectual Property

Our Global3pl SAAS Platform is a proprietary software developed by the Company. The SaaS-based platform ecosystem will fully integrate all aspects of the Cannagistics operations, from receiving raw materials for clients, through product manufacturing, document compliance, distribution, and shelf-life batch tracking.

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

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes," which codified SFAS 109, ”Accounting for Income Taxes“ and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

NOTE 8 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $45,269 and $35,777 during the year ended July 31, 2020 and 2019, respectively. As of July 31, 2020, and 2019, there were $388,094 and $365,945 due to related parties, and a shareholder, respectively.

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

Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

NOTE 13 – RESTATEMENT

The consolidated financial statements for the year ended July 31, 2019 have been restated to correct the valuation of shares issued for services. On April 29, 2019, the Company issued 8,000,000 shares of Series D Preferred Stock to its’ Chief Executive Officer. Each share of Series D Preferred Stock is convertible into 72.5 shares of common stock. Subsequently, effective July 1, 2020, our former Chief Executive Officer transferred a total of 2,000,000 shares of Series D Preferred Stock to our new CEO, with a total of 6,000,000 remaining with the former CEO. The issuance of these Series D Preferred Stock were previously recorded at par value. The Company has restated its’ July 31 2019 consolidated financial statements to record these Series D Preferred Stock at their fair value. As the Series D Preferred Stock is convertible to common stock, the Company determined the fair value by determining the dilutive effect of the Series D Preferred Stock as if converted to common stock when issued issuance. If converted, the Series D Preferred Stock would represent 97.58% of the capitalization of the Company when issued. The Company determined the capitalization of the Company to be $4,895,356, based upon the closing price of $0.341 per share, with the 97.58% attributable to the Series D Preferred Stock to be $4,776,889. The Company previously recorded the value of the Series D Preferred Stock at $8,000, resulting in a difference of $4,768,889. The following summarizes the impact of the restatement:

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
January 21, 2021

By:	/s/ James W. Zimbler
James W. Zimbler
Vice-President and Director
January 21, 2021

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
January 21, 2021

By:	/s/ James W. Zimbler
James W. Zimbler
Vice President and Director
January 21, 2021

