Form 10-K/A
period 2020-07-31
Cannagistics Inc.
filed 2021-02-10
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

1

EXPLANATORY NOTE

Cannagistics, Inc., is filing this Amendment No.2 (this “Amendment”) to its Annual Report on Form 10-K for the year ended July 31, 2020 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2020, and which reported on the years ended July 31, 2019 and 2020, to correct the company’s disclosures in Item 1., Description of Business and other changes.

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	28

PART I

Item 1. Business

Company Overview

We plan to become a complete end-to-end supply chain management company focused on serving the pharmaceutical, OTC medical, nutraceutical, cosmetic, and CBD/Hemp-related (and other) product industries as a gateway for products to penetrate the USA, and potentially in the E.U., Colombia and Canada marketplace through GMP certified manufacturing facilities possibly in Baton Rouge, Malta, Bogotá, and Toronto. Currently, we have no GMP certified manufacturing facilities in these areas or anywhere and do not have any affiliation with any facilities. We are developing plans to source production, or to joint venture with existing facilities, or potentially to acquire or build GMP Certified facilities in those areas. These developing plans would include seeking out already existing facilities currently in operation, either already GMP Certified or willing to become GMP Certified, as well as preliminary discussions with potential joint venture partners. We are also in the preliminary planning stages regarding the possibility of obtaining the license to operate in Malta. While no specific plans have been finalized, the Company is continuing to pursue all options. Combining the production through these facilities and compliance services with our proprietary information and transactional SAAS (Software as a Service) platform (being developed by Corengine for our Global3PL, Inc. subsidiary), Cannagistics, Inc. plans to offers its clients the ability to manage, track and oversee their inventory, from raw materials to production to shipping to delivery, and review in real-time the shipping of their products in the supply chain from factory to customer in our logistics management platform.

Our plan to enter the industry as a supply chain management company is in the development stages. We own no properties, plants or equipment, we have no full or part time employees, other than our President and Vice President, and we have no revenues under our planned logistics operations. There is substantial doubt about our ability to continue as a going concern. Our ability to implement our plan is dependent on the finished development of our SAAS software platform, and the ability to raise the necessary funding and acceptance by customers.

With the execution of the Letter of Intent with Recommerce Group, Inc., on January 26, 2021, we plan to enter into the reverse logistics, reverse supply chain industry. Reverse Logistics or reverse supply chain logistics is essentially handling customer returns, from either damaged items previously delivered or purchased or items not wanted that have been purchased at a location and/or delivered to the customer. This can entail returns made directly to a “brick and mortar” location or directly from a consumer. We have entered a binding Letter of Intent for this potential acquisition. However, the closing is based upon completion of proper due diligence by the parties and agreement on definitive documents as well as the necessary funding being in place. The closing is to be targeted to take place on or about March 31, 2021. Pursuant to the Letter of Intent, both parties may extend the date of closing upon mutual agreement.

With the current situation related to the COVID-19 pandemic, our developmental plans to seek out existing GMP facilities have been delayed by the restrictions on travel domestically, and internationally and the difficulties in raising the necessary capital. Regardless, we have been able to conduct some due diligence in our search and we plan to conduct site visits and other due diligence once domestic travel is more practical and international travel is less restrictive. The Company believes as the ability to travel once again becomes possible, specifically including internationally travel, that our above plans can be better implemented in locating suitable facilities.

To serve the EU market, we would like to have a GMP facility in Malta that would focus on cosmetics, pharmaceutical, nutraceutical or “bioceutical” and medicinal products for our clients, and our plan would be to provide end to end tracking, manufacturing and testing. Our plan is to have this Malta lab cater to customers in the EU. We also plan to potentially have other facilities that will cover our target customers in the US, Canada and Columbia, potentially located in Baton Rouge, Toronto and Bogotá, respectively.

Initially, the products we intend to focus on are skin care and anti-aging creams and other over the counter products, and subsequently would be seeking to add products with potentially hemp-based application. Our services would include the production, under their requirements, distribution and handling of orders as a third-party.

We have discussed the plan to create the Malta facility and other facilities with potential customers for products manufactured at these facilities. We have received positive feedback on the initiative and commitments from at least two clients to which we plan to sell products.

Our principal executive offices are located at 2480 Stanfield Road, Unit B, Mississauga, Ontario L4Y 1S2, and our Executive Office is located at 1200 Veterans Highway, Suite 310, Hauppauge, NY 11788. Our telephone number is 631-676-7230.

Global3PL Inc. (NY)

During the past 24 months, Global3PL Inc. (a New York Corporation) has consulted with logistics and technology experts to design and begin the development of a best-of-breed, first-of-kind information technology system. To date, about eighteen (18) months’ worth of custom coding by our contractor has been completed with an expectation of an additional 2-3 months of work still required for it to be ready for testing. Upon completion, it is intended that clients shall be able to login to the system to communicate and transact business with the Company in real-time, as it relates to aspects of the client’s supply chain. This can include the tracking of inbound raw material from various vendors, the manufacturing schedule of finished goods, inventory tracking of raw materials and finished goods, international compliance documentation, and the contacting and tracking of the shipping of the finished goods to their delivery destination(s). Though the Company has high expectations for the functionality of the new system, it does not make any assurances that the system will be completed, shall work as planned if completed, nor be embraced by potential clients as intended.

Therefore Global3pl, Inc. (NY) will be a logistics subsidiary serving the just-in-time inventory & distribution industry, as well as the special and general commodities sector of the North American freight industry. “Just-in-time” is an industry word for delivery of a product or other item to an end user right before it is needed. It is used in place of an end user storing a large quantity of inventory. Shippers will be able to sync to our system for a real-time 360 views of their product shipments, including, location updates, verification, and risk mitigation. The customer will be able to in real time use Geolocation GPS tracking of freight movement; create automated notifications with consolidated and automated notifications, payments, and reporting. The Shipper interface will also allow customers to push or post freight orders. The software system will also allow for lead-generation, data analysis, collaboration among shippers, Automated billing and collections, and automated payments. The SAAS-based platform ecosystem will also fully integrate all aspects of the Company’s operations, from receiving raw materials for clients, through product manufacturing, document compliance, distribution, and shelf-life batch tracking. It had been expected to be operational in the third or fourth quarter of 2020, however due to economic conditions from the COVID-19 Pandemic, and the need for funding related to this Offering, to complete the process, we have been delayed and hope to be operational by the end of the second quarter of 2021.

The SAAS-based platform ecosystem will fully integrate all aspects of the Cannagistics operations, from receiving raw materials for clients, through product manufacturing, document compliance, distribution, and shelf-life batch tracking. It is intended to operate with four separate brands or identities, that being Global3pl, AFX (the acronym for American Freight Xchange) UrbanX and Cannagistics.

Our targeted client markets (OTC, pharmaceutical, nutraceutical, cosmetics, and Hemp/CBD-related products) are heavily regulated, and highly fragmented from state to state, and country to country. Every country has their own certified product standards; such as the FDA in the U.S. Target client markets require batch product tracking throughout shelf life and GMP certified standards in manufacturing. There is currently, we believe, a lack of seamless automation across the supply chain.

Our solution offers a fully automated and scalable service for end to end information, manufacturing, sales, and tracking. We believe the benefits achieved from our logistics services for clients are as follows:

▪	Ability to track products from ingredient stage all the way to sale;

▪	Provides 24/7 visibility;

▪	Expands collaboration;

▪	Provide a single point of access:

▪	Incorporates big data and client behavior statistics;

▪	Reduces redundancy;

▪	Increases productivity;

▪	Offers a subscription based model; and

▪	Capable of supporting multiple client usage.

GMP Certified Facilities

We have plans to develop a GMP certified biotech lab in Malta with a fundamental skill in initially the cosmetic and then potentially the medicinal, nutraceutical and cannabis/hemp/CBD industries. Our plan is to have this Malta lab cater to customers in the EU. We also plan to potentially have other facilities that will cover our target customers in the US, Canada and Columbia, potentially located in Baton Rouge, Toronto and Bogotá, respectively.

If we are successful in fully developing such capabilities we intend to seek out and employ a team of a multidisciplinary professionals in the pharmaceutical, nutraceutical and over the counter industries, and utilize complex supply chain and logistics management, unique technology and intellectual property. Cannagistics’ Lab’s purpose is to add value and offer a progress proposal to the Malta medicinal cannabis industry, based on its interest to support, educate, take advantage of and focus on the development of potentially breakthrough medicinal cannabis products with different therapeutic uses in patients around the world to whom science and traditional medicine simply could not reach. Such products will be subject to testing and certification from various governmental agencies, which may be a difficult expensive and time-consuming process. Our vision and knowledge will potentially focus on GMP biopharmaceutical cannabis-based medicines, - with the highest standards starting from the raw material - for multiple applications in patients, using latest technology, ancestral knowledge, scientific studies, with an exceptional team of research and development following the strictest standards and good distribution practices for export and national use.

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

Government Regulations

We are subject to various types of governmental regulations for the various aspects of our global supply chain management operations.

GMP is an acronym of Good Manufacturing Practices. This subjects us to stringent rules and regulations, depending on the jurisdiction where located. For example, a facility in the United States is subject to inspection and regulation by the Food and Drug Administration and possible other agencies. The requirements for facilities in the European Union may be similar or subject to some different interpretations.

The Company’s hemp and CBD products are derived from industrial hemp, not marijuana. There is a clear scientific distinction between the two plants: The Company’s products contain less than 0.3% tetrahydrocannabinol (“THC”), the psychoactive compound found in marijuana. (Most marijuana contains over 10% THC). There is also a clear legal distinction between the two plants. While marijuana is currently illegal under U.S. federal law, the industrial hemp used in our products is 100% legal at the federal level, as authorized by the 2014 U.S. Farm Bill. The 2014 Farm Bill explicitly exempts hemp products from the definition of “marijuana” and explicitly exempts hemp products from the purview and regulation of the Controlled Substances Act. Furthermore, the 2016 Omnibus Appropriations Act specifically instructs federal agencies not to interfere with the transport or sale of pilot program hemp products such as the ones transported by the Company. The 2018 Farm Bill specifically removed hemp from Schedule 1 of the Controlled Substances Act. The law also prohibits states from interfering with the transportation of hemp and hemp products from one state to another.

2018 Farm Bill Risks

While we are not directly involved in the production or manufacture of products containing THC or other Cannabis related items, the following may apply.

The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. The FDA’s responsibilities include regulating ingredients in, as well as the marketing and labeling of, drugs sold in interstate commerce.

If cannabis or THC or CBD derived from cannabis are re-categorized as Schedule II or lower controlled substances, the ability to conduct research on the medical benefits of cannabis would most likely be improved; however, rescheduling cannabis, THC or CBD derived from cannabis may materially alter enforcement policies across many federal agencies, primarily the FDA. Because cannabis is federally illegal to produce and sell, and because it has no federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the DEA; however, the FDA has enforced the FDCA with regard to industrial hemp-derived products, especially CBD derived from industrial hemp, sold outside of state-regulated cannabis businesses. If cannabis or THC or CBD derived from cannabis were to be rescheduled as federally controlled, yet legal, substances, the FDA would likely play a more active regulatory role. Further, in the event that the pharmaceutical industry directly competes with state-regulated cannabis businesses for market share, as could potentially occur with rescheduling, the pharmaceutical industry may urge the DEA, FDA and others to enforce the CSA and FDCA against businesses that comply with state but not federal law.

On December 20, 2018, the 2018 Farm Bill was signed into law. The 2018 Farm Bill, among other things, removes industrial hemp and its cannabidiols, including CBD derived from industrial hemp, from the CSA and amends the Agricultural Marketing Act of 1946 to allow for industrial hemp production and sale in the United States. Under the 2018 Farm Bill, industrial hemp is defined as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” The U.S. Department of Agriculture has been tasked with promulgating regulations for the industrial hemp industry, which, among other things, requires the Department of Agriculture to review and approve any state-promulgated regulations relating to industrial hemp. Until such time as the Department of Agriculture approves a state’s industrial hemp regulations, commercial sale of industrial hemp may not be permissible. In addition, the growth of hemp and the manufacturing, sale and distribution of hemp-derived products may still be illegal pursuant to state law. The timing of such Department of Agriculture regulations cannot be assured. Further, under the 2018 Farm Bill, the FDA has retained authority over the addition of CBD to products that fall within the FDCA. There can be no assurance that the FDA will approve CBD as an additive to products under the FDCA. It is not yet known what role the FDA will have in regulating industrial hemp and CBD derived from industrial hemp.

The potential for multi-agency enforcement post-rescheduling of cannabis and post-removal of industrial hemp from the CSA could threaten or have a materially adverse effect on the Company’s operations of existing cannabis business.

Corporate History

Previously, we were in the business of purchasing and selling colored diamonds and other valuables. We had planned to manage a portfolio of rare colored diamonds that were selected for price potential.

However, that plan of operations experienced losses and we were unable to obtain significant additional financing to further the colored diamond business.

Therefore, on November 16, 2017, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with American Freight Xchange, Inc., a privately held New York corporation (“American Freight”), and Shipzooka Acquisition Corp. (“Shipzooka Sub”), our newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Shipzooka Sub merged with and into American Freight (the “Merger”) on November 16, 2017, with the filing of Articles of Merger with the Nevada Secretary of State and Certificate of Merger with the New York Division of Corporations.

In addition, pursuant to the terms and conditions of the Merger Agreement:

Each share of American Freight common stock issued and outstanding immediately prior to the closing of the Merger was converted into a total of 1,000,000 shares of Series C Preferred Stock, which had conversion rights of 1 share of Series C Preferred Stock into 72.5 shares of Common Stock. For a total of 72,500,000 shares of common stock. As a result, the shareholders of American Freight received 1,000,000 newly issued shares of our Series C Preferred Stock.

The Series C preferred stock were converted into 72,500,000 shares of common stock on or about May 15, 2019.

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

At the time of the transaction, the business of American Freight, was our primary line of business. American Freight Xchange, Inc. is an integrated 3PO and logistics company. We were engaged in the business of the fulfillment of e-commerce transportation and logistics for third parties.

American Freight Xchange, Inc. managed the entire “logistics process”. Our freight management program obtained the most effective combination of rates, carriers, tracking and service points to pick up returned products from store and distribution center levels with centralized billing, auditing and claims capabilities.

American Freight Xchange, Inc., through our wholly owned operating subsidiary KRG Logistics, Inc. managed all the manufacturers and retailers shipping. Due to our strategic placement in the supply chain relative to the manufacturers and retailers or distributors position, we are best suited to offer these services. American Freight Xchange, Inc. customizes freight management and fulfillment programs that provide manufacturers and retailers with the most cost-effective services from the moment the shipment authorization is issued to the time the product is shipped and received.

We previously were both a less-than-truckload (“LTL”) and a Third-Party Logistics (“3PL”) carrier, providing regional, inter-regional and national LTL and or 3PL services. These include arranging for ground and air expedited transportation and consumer household pickup and delivery (“P&D”), through a single integrated organization. In addition to our core LTL services, we offer a range of value-added services which cover different areas, such as, truckload brokerage, supply chain consulting and warehousing and pick and ship services.

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

On September 18, 2019, the Company announced, with a press release, the signing of a Letter of Intent (the “LOI”) with Unified Cannabis of Calgary, Canada (“Unified”) whereby Unified will merge qualified assets into the Company in an all-stock transaction. The Company was to raise the capital necessary to effectuate the merger of the assets and acquisition targets of Unified and for the explosive organic growth strategy of Cannagistics and Unified, combined, thus creating the first CBD/Hemp/Cannabis International Vertically Optimized Company (CIVOC). On January 15, 2020, the Company notified Unified, in writing, that the Letter of Intent was being cancelled based on what the Company believed were numerous breaches of the Letter of Intent and a review of the due diligence from Unified.

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

  Outside market influences beyond our control, including extended periods of decreased demand for freight logistics services; related to our SAAS Platform Users/Customers;
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

Our officers and directors, whose interests may differ from other stockholders, have the ability to exercise significant control over us. Presently, our President and CEO and Director Rob Gietl owns 2,000,000 shares of our Series D Preferred Stock and our former President and current Vice-President of Corporate Finance and a Director, James Zimbler beneficially owns, through Emerging Growth Advisors, Inc. a total of 6,000,000 shares of our outstanding Series D Preferred Stock. Under the Certificate of Designation, holders of Series D Preferred Stock will be entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of seventy-two and one half (72.5) votes for each share held. The holders are further entitled to convert each share of their Series D Preferred Stock into seventy-two and one half (72.5) shares of our common stock. Mr. Gielt and Mr. Zimbler is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.  He could prevent transactions, which would be in the best interests of the other shareholders. The interests of our officer and director may not necessarily be in the best interests of the shareholders in general.

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

Item 2. Properties

Our principal offices are located at 1200 Veterans Highway, Suite 310, Hauppauge, NY 11788 (631-676-7330). The five year lease is for approximately 885 square feet at a monthly payment of $1,880, through July 31, 2021, and then increasing as follows:

Dates	Monthly Rental Obligation
Inception through July 31, 2021	$1,880
Year ended July 31, 2022	$1,927
Year ended July 31, 2023	$1,985
Year ended July	$2,045

We believe this space is sufficient for our needs at present. We anticipate that, under our business plan, we may potentially acquire additional facilities in the form of manufacturing plants or GMP facilities, for use in our skin care and anti-aging creams and other over the counter products, and subsequently including products with potentially hemp-based applications.

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

The Company is in the process of retaining Counsel in Ontario to handle this matter.  Unfortunately, due to the travel restrictions between the United States and Canada, the process is on hold until such restrictions are eased.

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

However, the Company has carefully reconsidered its position with respect to the previously announced and subsequently amended spin off of Global3pl, Inc., (a New York corporation). Due to the current situation resulting from the COVID-19 pandemic and especially in light of the development of the supply chain management strategy of the Company, it has been determined that the finalization of the development of the Global3pl platform will be integral and serve as the “engine” for the supply chain management of the Company. Therefore, at this time the “spin-off” has been indefinitely postponed until such time and it may make sense from a business standpoint. The Company has not issued any shares in the Global3pl, Inc (New York) subsidiary.

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

Current Projects in Development

Global3PL Inc. (NY)

During the past 24 months, Global3PL Inc. (a New York Corporation) has consulted with logistics and technology experts to design and begin the development of a best-of-breed, first-of-kind information technology system. To date, about eighteen (18) months’ worth of custom coding by our contractor has been completed with an expectation of an additional 2-3 months of work still required for it to be ready for testing. Upon completion, it is intended that clients shall be able to login to the system to communicate and transact business with the Company in real-time, as it relates to aspects of the client’s supply chain. This can include the tracking of inbound raw material from various vendors, the manufacturing schedule of finished goods, inventory tracking of raw materials and finished goods, international compliance documentation, and the contacting and tracking of the shipping of the finished goods to their delivery destination(s). Though the Company has high expectations for the functionality of the new system, it does not make any assurances that the system will be completed, shall work as planned if completed, nor be embraced by potential clients as intended.

Therefore Global3pl, Inc. (NY) will be a logistics subsidiary serving the just-in-time inventory & distribution industry, as well as the special and general commodities sector of the North American freight industry. “Just-in-time” is an industry word for delivery a product or other item to an end user right before it is needed. It is used in place of an end user storing a large quantity of inventory. Shippers will be able to sync to our system for a real-time 360 views of their product shipments, including, location updates, verification, and risk mitigation. The customer will be able to Geolocation GPS tracking of freight movement; create automated notifications with consolidated and automated notifications, payments, and reporting. The Shipper interface will also allow customers to push or post freight orders. The software system will also allow for lead-generation, data analysis, collaboration among shippers, Automated billing and collections, and automated payments. The SAAS-based platform ecosystem will fully integrate all aspects of the Company’s operations, from receiving raw materials for clients, through product manufacturing, document compliance, distribution, and shelf-life batch tracking. It had been expected to be operational in the third or fourth quarter of 2020, however due to economic conditions from the COVID-19 Pandemic, and the need for funding related to this Offering, to complete the process, we have been delayed and hope to be operational by the end of the second quarter of 2021.

The SaaS-based platform ecosystem will fully integrate all aspects of the Cannagistics operations, from receiving raw materials for clients, through product manufacturing, document compliance, distribution, and shelf-life batch tracking. It is intended to operate with four separate brands or identities, that being Global3pl, AFX (the acronym for American Freight Xchange) UrbanX and Cannagistics.

Our targeted client markets (OTC, pharmaceutical, nutraceutical, cosmetics, and Hemp/CBD-related products) are heavily regulated, and highly fragmented from state to state, and country to country. Every country has their own certified product standards; such as the FDA in the U.S. Target client markets require batch product tracking throughout shelf life and GMP certified standards in manufacturing. There is currently, we believe, a lack of seamless automation across the supply chain.

Our solution offers a fully automated and scalable service for end to end information, manufacturing, sales, and tracking. We believe the benefits achieved from our logistics services for clients are as follows:

 Cannagistics, Inc., also known as Precious Investments Inc.

GLOBAL3PL INC and Subsidiaries

Notes to Financial Statements

July 31, 2020 and 2019

▪	Ability to track products from ingredient stage all the way to sale;

▪	Provides 24/7 visibility;

▪	Expands collaboration;

▪	Provide a single point of access:

▪	Incorporates big data and client behavior statistics;

▪	Reduces redundancy;

▪	Increases productivity;

▪	Offers a subscription based model; and

▪	Capable of supporting multiple client usage.

GMP Certified Facilities

We have plans to develop a GMP certified biotech lab in Malta with a fundamental skill in initially the cosmetic and then potentially the medicinal, nutraceutical and cannabis/hemp/CBD industries. Our plan is to have this Malta lab cater to customers in the EU. We also plan to potentially have other facilities that will cover our target customers in the US, Canada and Columbia, potentially located in Baton Rouge, Toronto and Bogotá, respectively.

If we are successful in fully developing such capabilities we intend to seek out and employ a team of a multidisciplinary professionals in the pharmaceutical, nutraceutical and over the counter industries, and utilize complex supply chain and logistics management, unique technology and intellectual property. Cannagistics’ Lab’s purpose is to add value and offer a progress proposal to the Malta medicinal cannabis industry, based on its interest to support, educate, take advantage of and focus on the development of potentially breakthrough medicinal cannabis products with different therapeutic uses in patients around the world to whom science and traditional medicine simply could not reach. Such products will be subject to testing and certification from various governmental agencies, which may be a difficult expensive and time-consuming process. Our vision and knowledge will potentially focus on GMP biopharmaceutical cannabis-based medicines, - with the highest standards starting from the raw material - for multiple applications in patients, using latest technology, ancestral knowledge, scientific studies, with an exceptional team of research and development following the strictest standards and good distribution practices for export and national use.

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

The Company on February 20, 2018 entered into a related party (that being Recommerce Group, Inc. and our former President and current Vice-President of Corporate Finance and a Director, is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest income in the amount of $87,037 and $64,695 for the year ended July 31, 2020 and 2019, respectively, has been recorded in the financial statements.

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

James W. Zimbler, Vice-President of Corporate Finance

James W. Zimbler is currently Vice-President of Corporate Finance and a Director of Cannagistics, Inc. From November 17, 2017 until July 1, 2020, he served as President of Cannagistics, Inc. He was responsible for strategic decision making, capital expenditure planning and staffing issues. Starting in December 2016, he was President of Emerging Growth Advisors, Inc., engaged in consulting and other activities related to mergers and acquisitions for corporations. Prior to the formation of Emerging Growth Advisors, Inc., he ran other consulting companies and for the past 15 years he, specializing in mergers and acquisitions, roll ups and turn-around work.  Mr. Zimbler has over 30 years’ experience in the Logistics and Transportation field as a manager and owner of a number of previous operations.  Since 2000 he has been involved in various public companies, either as management or consultant, involved in “turn-around” situations, mergers and acquisitions and start-ups.  Previously, Mr. Zimbler was a founder of Eco-Petroleum Solutions, Inc.  He has worked with many public and private companies and has been involved in consulting services for capital raising, recapitalization and mergers and acquisitions for various clients since 2000.  He has previously served on the Board of Directors and/or as an officer of several public companies since 2000, including Eco-Petroleum Solutions, Inc., Accountabilities, Inc., Triton Petroleum Group, Inc., Universal Media, Inc., and Genio Holdings, Inc.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rob Gietl Chairman and President and CEO	2020 2019	90,000 (1)	0 0	367,485 (2)(4) 0	0 0	0 0	0 0	0 0	457,485 0
James W. Zimbler, VP and Director	2020 2019	--- 151,133 3	0 0	0 3,582,667 (3)(4)	0 0	0 0	0 0	0 0	3,733,800 0

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

James W. Zimbler is a owner of over 5% interest in Recommerce Group, Inc., and as such Recommerce Group is deemed a related party.

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

Financial Statements (See Item 8)

(b)  Exhibits

Exhibit Number Description

Exhibit No.	Description
Exhibit 2.1	Agreement and Plan of Merger(1)
Exhibit 2.2	Agreement of Conveyance, Transfer and Assignment of Assets(1)
Exhibit 3.1	Articles of Incorporation of the Registrant (2)
Exhibit 3.2	Certificate of Amendment(5)
Exhibit 3.3	Certificate of Change(5)
Exhibit 3.4	Bylaws(6)
Exhibit 3.5	Amended and Restated Certificate of Designation for Series C Preferred Stock(1)
Exhibit 3.6	Certificate of Designation for Series D Preferred Stock(3)
Exhibit 3.7	Certificate of Change(4)
Exhibit 3.8	Certificate of Merger(3)
Exhibit 4.1	Convertible Promissory Note with EMA Financial, LLC, dated February 28, 2020(8)
Exhibit 4.2	Convertible Promissory Note with Crown Bridge Partners, LLC dated April 15, 2020(8)
Exhibit 10.1	Employment Agreement, dated October 1, 2018 with James W. Zimbler(8)
Exhibit 10.2	Consulting Agreement with Solid Bridge Investments, LLC dated January 19, 2020(7)
Exhibit 10.3	Consulting Agreement with James W. Zimbler/Emerging Growth Advisors, Inc. dated July 1, 2020(10)
Exhibit 10.4	Employment Agreement, dated July 1, 2020, with Rob Gietl (9)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K filed with the SEC on December 5, 2017
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on May 14, 2014.
(3)	Incorporated by reference to the Form 8-K filed with the SEC on May 17, 2019

(4)	Incorporated by reference to the Form 8-K filed with the SEC on November 2, 2017

(5)	Incorporated by reference to the Form 8-K filed with the SEC on July 31, 2015.

(6)	Incorporated by reference to the Form S-1 filed with the SEC on April 15, 2014.
(7)	Incorporated by reference to the Form 10-Q/A filed with the SEC on July 10, 2020
(8)	Incorporated by reference to the Form 1-A/A filed with the SEC on June 17, 2020
(9)	Incorporated by Reference to the Form 8-K filed with the SEC on July 9, 2020
(10)	Incorporated by reference to the Form 1-A/A filed with the SEC on August 11, 2020

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
February 10, 2021

By:	/s/ James W. Zimbler
James W. Zimbler
Vice-President and Director
February 10, 2021

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
February 10, 2021

By:	/s/ James W. Zimbler
James W. Zimbler
Vice President and Director
February 10, 2021

