Form 10-Q
period 2021-01-31
Cannagistics Inc.
filed 2021-03-22
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2021

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to__________

Commission File Number: 000-55711

Cannagistics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	90-0338080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2110 5th Avenue Ronkonkoma, NY 11779
(Address of principal executive offices)

631-676-7230
(Registrant’s telephone number)

1200 Veterans Highway, Suite 310 Hauppauge, NY 11788 (Former name, former address and former fiscal year, if changed since last report)

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 178,096,205 common shares as of March 15, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Interim Balance Sheets as of January 31, 2021 (unaudited) and July 31, 2020 (audited);
F-2	Condensed Consolidated Interim Statements of Operations for the six months ended January 31, 2021 (unaudited) and 2020 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the six months ended January 31, 2021 (unaudited) and 2020 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements. (unaudited)

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

3

CANNAGISTICS, Inc.

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2021	July 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$647	$685
Right-to-use asset	0	23,033
Related party receivables, less allowance for doubtful accounts of $1,036,993	0	0
TOTAL CURRENT ASSETS	647	23,718

OTHER ASSETS:
Right-to-use asset, net of current portion	0	31,442
Security deposits	3,634	3,634
TOTAL OTHER ASSETS	3,634	35,076

TOTAL ASSETS	$4,281	$58,794

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$861,348	$607,961
Lease liability, current portion	0	18,505
Promissory notes	170,000	170,000
Convertible notes payable, net of discount of $115,515 and $58,087 as of January 31, 2021 and July 31, 2020, respectively	2,419,713	2,426,254
Derivative liabilities	773,688	205,796
Common stock payable	0	24,998
Related party payables	443,359	388,094
TOTAL CURRENT LIABILITIES	4,668,108	3,841,608

LONG-TERM LIABILITIES
Lease liability, net of current portion	0	38,559
TOTAL LONG-TERM LIABILITIES	0	38,559

LIABILITIES OF DISCONTINUED OPERATIONS	837,778	839,646

TOTAL LIABILITIES	5,505,886	4,719,813

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 10,000,000 and 8,000,000 shares issued and outstanding as of January 31, 2021 and July 31, 2020, respectively	10,000	10,000
Common stock; $0.001 par value; 500,000,000 and 250,000,000 shares authorized as of January 31, 2021 and July 31, 2020, respectively; 178,096,105 and 105,099,277 outstanding and issued as of January 31, 2021 and July 31, 2020, respectively	178,096	105,099
Additional paid-in capital	9,245,452	8,490,720
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(14,890,153)	(13,221,838)
TOTAL STOCKHOLDERS' DEFICIT	(5,501,605)	(4,661,019)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$4,281	$58,794

See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc.

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2021

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020

Operating expenses
General and administrative expenses	42,476	(120,212)	80,051	(20,439)
Rent	3,025	292	10,511	16,126
Consulting	9,625	19,672	38,125	48,272
Professional fees	64,766	84,248	147,650	146,451
Total operating expenses	119,892	(16,000)	276,337	190,410

Loss from operations	(119,892)	16,000	(276,337)	(190,410)

Other income (expense)
Interest Income	21,759	21,759	43,518	43,518
Interest expense	(164,337)	(95,723)	(311,971)	(199,847)
Settlement Fees	—	—	(25,000)	—
Loss on derivative liabilities	(241,835)	—	(1,177,910)	—
Change in fair value of derivative liabilities	122,167	—	79,385	—
Total other expense	(262,246)	(73,964)	(1,391,978)	(156,329)

Loss from continuing operations	(382,138)	(57,964)	(1,668,315)	(346,739)

Discontinued operations	—	(119,081)	—	(119,081)

Net loss	(382,138)	(177,045)	(1,668,315)	(465,820)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	160,806,048	93,117,423	131,902,229	93,117,423

See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc.

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2019	93,118,077	$93,030	—	$—	8,000,000	$8,000	$7,382,579	$(45,000)	$—	$(10,539,338)	$(3,100,729)

Shares issued to settle convertible debt	4,500,000	4,500					52,575				57,075
Shares issued for cash	2,000,000	2,000					73,000			—	75,000
Shares issued for services	2,500,000	2,500			2,000,000	2,000	955,635				960,135
Shares issued for settlement of payables	3,000,000	3,000					27,000				30,000
Adjustment to equity	(18,800)	69					(69)				—
Net loss										(2,682,500)	(2,682,500)
Balance, July 31, 2020	105,099,277	$105,099	—	$—	10,000,000	$10,000	$8,490,720	$(45,000)	$—	$(13,221,838)	$(4,661,019)

Shares issued for conversion of convertible debt	70,497,100	70,497					732,234				802,731
Shares issued for settlement of payables	2,499,828	2,500					22,498				24,998
Net loss										(1,668,315)	(1,668,315)
Balance, January 31, 2021	178,096,205	$178,096	—	$—	10,000,000	$10,000	$9,245,452	$(45,000)	$—	$(14,890,153)	$(5,501,606)

See accompanying notes to the consolidated financial statements

CANNAGISTICS, Inc.

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2021

(UNAUDITED)

	For The Six Months Ended
	January 31, 2021	January 31, 2020
Cash Flows from Operating Activities
Net loss	$(1,668,315)	$(465,820)
Loss from discontinued operations	—	119,081

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	—	1,351
Settlement Fees on conversion of stock	13,000	—
Penalty on convertible note payable	25,000
Loss on derivative liabilites	513,750	—
Change in fair value of derivative liabilities	584,775	—
Amortization of debt discount	83,176	—
Accrued interest	—	199,847
Bad debt	—	41,538

Changes in assets and liabilities
Accounts receivable and other receivables	—	1,377
Prepaid expense	—	(5,268)
Accounts payable and accrued expenses	253,387	(51,961)
Net cash used in operating activities of continuing operations	(195,227)	(278,936)
Net cash used in operating activities discontinued operations	—	(119,081)
Net cash used in operating activities	$(195,227)	$(398,017)

Cash Flows from Investing Activities
Sale of equipment		(10)
(Increase) decrease in restricted cash	—	152,181
Net cash used in financing activities	—	152,171

Cash Flows from Financing Activities
Proceeds from convertible notes, net of amortization of $12,000	133,000	—
Proceeds from promissary notes	—	95,000
Proceeds from line of credit	—	276,321
Proceeds from loans	—	71,800
Proceeds from related parties	96,789	64,888
Payments on loans	—	(12,176)
Payments on line of credit	—	(245,787)
Payments to related parties	(34,600)
Net cash provided by financing activities	195,189	250,046

Net increase in cash	(38)	4,200

Cash, beginning of period	685	630

Cash, end of period	647	4,830

Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Cash paid for tax	—	—

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$12,000	$11,000
Conversion of notes payable, fees and derivative liabilities	$802,731	$—

See accompanying notes to the consolidated financial statements

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

January 31, 2021

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

The transaction resulted in the Company acquiring Subsidiary by the exchange of all of the outstanding shares of Subsidiary for 1,000,000 newly issued Series C Preferred shares of stock, $0.001 par value (the “Preferred Stock”) of Parent which have conversion and voting rights of 72.5 votes for each share, representing approximately 90.2% of the voting rights.

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

January 31, 2021

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

January 31, 2021

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

January 31, 2021

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

January 31, 2021

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2021 and July 31, 2020:

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$773,688	$773,688

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$205,796	$205,796

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

January 31, 2021

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of January 31, 2021, and 2020 the allowance for doubtful accounts was $0 and $0, respectively.

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

January 31, 2021

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of January 31, 2021 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these January 31, 2021 financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2021, the Company has an accumulated deficit of $14,890,153, and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,296 for $10 dollars. As such, the assets of KRG Logistics, Inc. were removed from the accounts, and all remaining liabilities were classified as Discontinued Operations in the accompanying Balance Sheets. As of January 31, 2021, and July 31, 2020, the summaries of liabilities pertaining to discontinued operations were as follows:

	January 31,	July 31,
	2021	2020
Accounts payable	$460,262	$462,130
Royal Bank line of credit	289,242	289,242
Unearned revenue	14,833	14,833
Accrued liabilities	64,663	64,663
Custom duties & GST payable	6,019	6,019
HST	2,759	2,759
Liabilities of discontinued operations	$837,778	$839,646

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

January 31, 2021

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of January 31, 2021 and July 31, 2020 consisted of the following:

Description	January 31, 2021	July 31, 2020
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 8% per annum.	$135,000	$135,000
Note payable dated February 4, 2020, matured February 4, 2021, bearing interest at 18% per annum.	$5,000	$5,000
Total	$170,000	$170,000
Less current portion of long-term debt	$170,000	$170,000
Total long-term debt	—	—

Interest expense for the six months ended January 31, 2021 and 2020 was $7,410 and $8,570, respectively.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of January 31, 2021 and July 31, 2020 consisted of the following:

Description	January 31, 2021	July 31, 2020

Convertible note agreement dated November 1, 2013 in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019 in the amount of $800,000 payable and due on March 20, 2020 bearing interest at 24% per annum.	$800,000	$800,000
Convertible note agreement dated June 28, 2019 in the amount of $300,000 payable and due on June 28, 2020 bearing interest at 20% per annum.	$300,000	$300,000
Convertible note agreement dated August 6, 2019 in the amount of $31,500 payable and due on August 6, 2020 bearing interest at 20% per annum.	$31,500	$31,500
Convertible note agreement dated August 19, 2019 in the amount of $3,800 payable and due on August 19, 2020 bearing interest at 24% per annum.	$3,800	$3,800
Convertible note agreement dated September 4, 2019 in the amount of $36,500 payable and due on September 4, 2020 bearing interest at 20% per annum.	$36,500	$36,500
Convertible note agreement dated December 4, 2019 in the amount of $95,000 payable and due on December 4, 2020 bearing interest at 12% per annum.	$95,000	$95,000
Convertible note agreement dated February 10, 2020 in the amount of $15,000 payable at February 10, 2021 bearing interest at 12% per annum.	$15,000	$15,000
Convertible note agreement dated February 21, 2020 in the amount of $47,500 payable at February 21, 2021 bearing interest at 12% per annum.	$47,500	$47,500
Convertible note agreement dated February 28, 2020 in the amount of $67.500 payable at February 28, 2021 bearing interest at 12% per annum.	$25,000	$67,500
Convertible note agreement dated April 15, 2020 in the amount of $31,500 payable at April 15, 2021 bearing interest at 10% per annum, net of discount.	$15,887	$31,500
Convertible note agreement dated September 29, 2020 in the amount of $34.000 payable and due on September 29, 2021 bearing interest at 12% per annum.	$34,000	$—
Convertible note agreement dated October 9, 2020 in the amount of $33,000 payable and due on October 9, 2021 bearing interest at 12% per annum.	$33,000	$—
Convertible note agreement dated October 19, 2020 in the amount of $38.000 payable and due on October 19, 2021 bearing interest at 12% per annum.	$38,000	$—
Convertible note agreement dated December 2, 2020 in the amount of $35.500 payable and due on December 2, 2021 bearing interest at 12% per annum.	$40,000	$—
Convertible notes total:	$2,535,228	$2,475,341

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

January 31, 2021

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the six months ended January 31, 2021 and 2020 was $203,303 and $187,218.

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

During the six months ended January 31, 2021, four new notes with a variable-rate conversion feature were issued. The Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $609,750. Since the fair value of the derivative was in excess of the proceeds received, a full discount to the convertible notes payable and a day one loss on derivative liabilities of $478,250 was recorded during the six months ended January 31, 2021. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0029 to $0.0058, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.007 to $0.034, an expected dividend yield of 0%, expected volatilities ranging from 219%-279%, risk-free interest rate ranging from 0.12% to 0.15%, and expected terms of one year.

As of July 31, 2020, the Company had existing derivative liabilities of $205,796 related to two convertible notes. During the six months ended January 31, 2021, $146,905 in principal and accrued interest of these convertible notes along with fees of $16,000 were converted into 70,497,100 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the six months ended January 31, 2021, the Company recorded $659,133 to additional paid-in capital for the relief of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0011 to $0.007, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.006 to $0.034, an expected dividend yield of 0%, expected volatility ranging from 215% to 278%, risk-free interest rates ranging from 0.12% to 0.15%, and expected terms ranging from 0.01 to 0.48 years.

On January 31, 2021, the derivative liabilities on these convertible notes were revalued at $1,126,981 resulting in a loss of $444,655 and $970,568 for the three and six months ended January 31, 2021 related to the change in fair value of the derivative liabilities, respectively. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0070 to $0.0104, the closing stock price of the Company's common stock on the date of valuation of $0.065, an expected dividend yield of 0%, expected volatility of 286%, risk-free interest rate of 0.13%, and an expected term ranging from 0.20 to 0.72 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the six months ended January 31, 2021, the Company amortized $91,636 to interest expense. As of January 31, 2021, discounts of $108,951 remained for which will be amortized through October 2021.

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

January 31, 2021

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $0 and $19,490 during the six months ended January 31, 2021 and 2020, respectively. As of January 31, 2021, and July 31, 2020, there were $443,359 and $388,094 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the six months ended January 31, 2021 and 2020 consulting fees paid were $96,635 and $87,773 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018 entered into a related party (that being Recommerce Group, Inc. and our former President and current Vice-President of Corporate Finance and a Director, is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $45,318 and $52,125 for the six months ended January 31, 2021 and 2020, respectively, has been recorded in the financial statements.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of Preferred stock. As of January 31, 2021, and July 31, 2020, there were 178,096,105 shares, of common stock outstanding. There were 10,000,000 shares of Series D Preferred stock outstanding as of January 31, 2021 and 8,000,000 shares of Series D Preferred Stock outstanding as of July 31, 2020.

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

NOTE 11 – SUBSEQUENT EVENTS

Management of the Company has evaluated the subsequent events that have occurred through the date of the report and determined that the following subsequent events require disclosure:

On March 1, 2021, the Company announced that the offices of the Company have been relocated to 2110 5th Avenue, Ronkonkoma,

New York, 11779. The Company is currently no being required to pay rent.

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

Results of Operation for Six Months Ended January 31, 2021 and 2020

Revenues

No revenue was generated for the six months ended January 31, 2021 and January 31, 2020.

Our cost of revenues was $0 for the three months ended January 31, 2021, as compared with cost of revenue of $0 for the same period ended January 31, 2020.

Operating Expenses

Total operating expenses increased $135,892 for the six months ended January 31, 2021 from $(16,000) at January 31, 2020 to $119,892 at January 31, 2021. This increase was mainly due mainly to an increase in General and administration expenses.

Operating expenses for the six months ended January 31, 2021 consisted of general and administrative expenses of $80,051, professional fees of $147,650, rent of $10,511, and consulting fees of $38,125. Our operating expenses for the six months ended January 31, 2020 consisted of general and administrative expenses of $(20,439), professional fees of $146,451, rent of $16,126, and consulting fees of $48,272.

Other Income and Expenses

We had interest income of $43,518 for the six months ended January 31, 2021, and $43,518 for the six months ended January 31, 2020. We had interest expense of $311,971 for the six months ended January 31, 2021 as compared to $199,847 for the six months ended January 31, 2020. We had Settlement Fees of $25,000 for the six months ended January 31, 2021 as compared to $0.0 for the six months ended January 31, 2020. We had a Loss on derivative liabilities of $1,177,910 for the six months ended January 31, 2021 as compared to $0.0 for the six months ended January 31, 2020. We had a Change in fair value of derivative labilities of $79,385 for the six months ended January 31, 2021 as compared to $0.0 for six months ended January 31, 2020.

Loss from Discontinued Operations

Net loss from discontinued operations for the six months ended January 31, 2021 was $0.0 compared $119,081 for the six months ended January 31, 2020.

Net Loss

Net loss for the six months ended January 31, 2021 was $1,668,315 compared to net loss of $465,820 for the six months ended January 31, 2020.

Liquidity and Capital Resources

As of January 31, 2021, we had total current assets of $647 and total current liabilities of $4,668,108 as of January 31, 2021. We had a negative working capital of $4,667,461 as of January 31, 2021.

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

Off Balance Sheet Arrangements

As of January 31, 2021, there were no off-balance sheet arrangements.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2020, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Going Concern

As of January 31, 2021, we had an accumulated deficit of $14,890,153. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of January 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended January 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 2, 2020, the Company established NOVI Biosciences, Inc. (a New York corporation as a new wholly owned subsidiary).

On December 4, 2020, the Company issued 5,307,100 shares of its common stock at $0.0022 for the conversion of notes payable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannagistics Inc.
Date:	March 22, 2021
By:	/s/ Rob Gietl
Rob Gietl
Title:	President, Chief Executive Officer, and Director

