Form 10-Q
period 2021-04-30
Cannagistics Inc.
filed 2021-06-21
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to__________

Commission File Number: 000-55711

Cannagistics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3911779
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,166,659 common shares as of June 15, 2021.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Interim Balance Sheets as of April 30, 2021 (unaudited) and July 31, 2020 (audited);
F-2	Condensed Consolidated Interim Statements of Operations for the three and nine months ended April 30, 2021 (unaudited) and 2020 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the nine months ended April 30, 2021 (unaudited) and 2020 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements. (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2021, are not necessarily indicative of the results that can be expected for the full year.

3

CANNAGISTICS INC.

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2021	July 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,177	$685
Right-to-use asset	—	23,033
Related party receivables, less allowance for doubtful accounts of $1,036,993	—	—
TOTAL CURRENT ASSETS	33,177	23,718

OTHER ASSETS:
Right-to-use asset, net of current portion	—	31,442
Security deposits	3,634	3,634
TOTAL OTHER ASSETS	3,634	35,076

TOTAL ASSETS	$36,811	$58,794

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$964,090	$607,961
Lease liability, current portion	—	18,505
Promissory notes	170,000	170,000
Convertible notes payable, net of discount of $366,820 and $58,087 April 30, 2021 and July 31, 2020, respectively	2,304,713	2,426,254
Derivative liabilities	551,652	205,796
Common stock payable	—	24,998
Related party payables	391,159	388,094
TOTAL CURRENT LIABILITIES	4,381,614	3,841,608

LONG-TERM LIABILITIES
Lease liability, net of current portion	—	38,559
TOTAL LONG-TERM LIABILITIES	—	38,559

LIABILITIES OF DISCONTINUED OPERATIONS	837,778	839,646

TOTAL LIABILITIES	5,219,392	4,719,813

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	10,000	10,000
Common stock; $0.001 par value; 500,000,000 and 250,000,000 shares authorized as of April 30, 2021 and July 31, 2020, respectively; 183,166,659 and 105,099,277 outstanding and issued as of April 30, 2021 and July 31, 2020, respectively	183,167	105,099
Additional paid-in capital	9,614,549	8,490,720
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(14,945,297)	(13,221,838)
TOTAL STOCKHOLDERS' DEFICIT	(5,182,581)	(4,661,019)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$36,811	$58,794

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC.

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2021

 (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020

Operating expenses
General and administrative expenses	32,451	(5,302)	112,502	(25,741)
Rent	1,871	7,268	12,382	23,394
Consulting	50,000	59,675	88,125	107,947
Professional fees	72,706	125,032	220,356	271,483
Total operating expenses	157,028	186,673	433,365	377,083

Loss from operations	(157,028)	(186,673)	(433,365)	(377,083)

Other income (expense)
Interest Income	21,759	21,759	65,277	65,277
Interest expense	(109,043)	(105,402)	(421,014)	(305,249)
Settlement Fees	—	—	(25,000)	—
Gain on derivative liabilities	1,211,499	—	33,589	—
Change in fair value of derivative liabilities	(669,038)	—	(942,946)	—
Total other expense	455,177	(83,643)	(1,290,094)	(239,972)

Loss from continuing operations	298,149	(270,316)	(1,723,459)	(617,055)

Discontinued operations, including loss on disposal	—	—	—	(173,377)

Net loss	298,149	(270,316)	(1,723,459)	(790,432)

Net loss per common share: basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	170,240,158	97,617,423	143,412,934	96,590,051

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC.

GLOBAL3PL, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(UNAUDITED)

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2019	93,118,077	$93,030	—	$—	8,000,000	$8,000	$7,382,579	$(45,000)	$—	$(10,539,338)	$(3,100,729)

Shares issued to settle convertible debt	4,500,000	4,500					52,575				57,075
Shares issued for cash	2,000,000	2,000					73,000			—	75,000
Shares issued for services	2,500,000	2,500			2,000,000	2,000	955,635				960,135
Shares issued for settlement of payables	3,000,000	3,000					27,000				30,000
Adjustment to equity	(18,800)	69					(69)				—
Net loss										(2,682,500)	(2,682,500)
Balance, July 31, 2020	105,099,277	$105,099	—	$—	10,000,000	$10,000	$8,490,720	$(45,000)	$—	$(13,221,838)	$(4,661,019)

Shares issued for conversion of convertible debt	75,567,554	75,568					1,101,331				1,176,899
Shares issued for settlement of payables	2,499,828	2,500					22,498				24,998
Net loss										(1,723,459)	(1,723,459)
Balance, April 30, 2021	183,166,659	$183,167	—	$—	10,000,000	$10,000	$9,614,549	$(45,000)	$—	$(14,945,297)	$(5,182,581)

See accompanying notes to the consolidated financial statements

CANNAGISTICS INC

GLOBAL3PL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2021

(UNAUDITED)

	For The Nine Months Ended
	April 30, 2021	April 30, 2020
Cash Flows from Operating Activities
Net loss	$(1,723,459)	$(790,432)
Loss from discontinued operations	—	173,377

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	—	1,351
Settlement Fees on conversion of stock	13,000	—
Penalty on convertible note payable	25,000
Loss on derivative liabilities	33,589	—
Change in fair value of derivative liabilities	942,946	—
Amortization of debt discount	83,176	—
Accrued interest receivable		(65,278)
Accrued interest	—	305,249
Bad debt	—	(62,308)
Stock based compensation		2,000

Changes in assets and liabilities
Accounts receivable and other receivables	—	(20,383)
Prepaid expense	—	(5,268)
Accounts payable and accrued expenses	356,130	147,514
Net cash used in operating activities of continuing operations	(269,618)	(314,178)
Net cash used in operating activities discontinued operations	—	(173,377)
Net cash used in operating activities	$(269,618)	$(487,555)

Cash Flows from Investing Activities
Sale of equipment	—	(10)
(Increase) decrease in restricted cash	—	152,181
Net cash used in investing activities	—	152,171

Cash Flows from Financing Activities
Proceeds from convertible notes, net of amortization of $12,000	384,305	99,000
Proceeds from promissory notes	—	165,000
Proceeds from line of credit	—	276,321
Proceeds from loans	—	71,800
Proceeds from stock purchases		75,000
Proceeds from related parties	96,789	19,142
Payments on loans	—	(12,176)
Payments on line of credit	—	(245,787)
Payments on promissory notes		(2,500)
Payments on convertible notes	(10,000)	(45,000)
Payments to related parties	(34,600)	—
Net cash provided by financing activities	436,494	400,800

Net increase in cash	166,876	65,416

Cash, beginning of period	685	630

Cash, end of period	$167,561	$66,046

Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Cash paid for tax	—	—

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$12,000	$—
Conversion of notes payable, fees and derivative liabilities	$1,176,899	$—

See accompanying notes to the consolidated financial statements

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

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

April 30, 2021

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

April 30, 2021

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2021 and July 31, 2020:

	April 30, 2021
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$551,652	$551,652

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$205,796	$205,796

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of April 30, 2021, and 2020 the allowance for doubtful accounts was $0 and $0, respectively.

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of April 30, 2021, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these April 30, 2021, financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2021, the Company has an accumulated deficit of $14,890,153, and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,296 for $10 dollars. As such, the assets of KRG Logistics, Inc. were removed from the accounts, and all remaining liabilities were classified as Discontinued Operations in the accompanying Balance Sheets. As of April 30, 2021, and July 31, 2020, the summaries of liabilities pertaining to discontinued operations were as follows:

	April 30,	July 31,
	2021	2020
Accounts payable	$460,262	$462,130
Royal Bank line of credit	289,242	289,242
Unearned revenue	14,833	14,833
Accrued liabilities	64,663	64,663
Custom duties & GST payable	6,019	6,019
HST	2,759	2,759
Liabilities of discontinued operations	$837,778	$839,646

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of April 30, 2021 and July 31, 2020 consisted of the following:

Description	April 30, 2021	July 31, 2020
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 8% per annum.	$135,000	$135,000
Note payable dated February 4, 2020, matured February 4, 2021, bearing interest at 18% per annum.	$5,000	$5,000
Total	$170,000	$170,000
Less current portion of long-term debt	$170,000	$170,000
Total long-term debt	—	—

Interest expense for the nine months ended April 30, 2021 and 2020 was $11,035 and $12,885, respectively.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of April 30, 2021, and July 31, 2020, consisted of the following:

Description	April 30, 2021		July 31, 2020

Convertible note agreement dated November 1, 2013 in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.		$11,041	$11,041
Convertible note agreement dated February 20, 2018 in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.		$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019 in the amount of $800,000 payable and due on March 20, 2020 bearing interest at 24% per annum.		$800,000	$800,000
Convertible note agreement dated June 28, 2019 in the amount of $300,000 payable and due on June 28, 2020 bearing interest at 20% per annum.		$300,000	$300,000
Convertible note agreement dated August 6, 2019 in the amount of $31,500 payable and due on August 6, 2020 bearing interest at 20% per annum.		$31,500	$31,500
Convertible note agreement dated August 19, 2019 in the amount of $3,800 payable and due on August 19, 2020 bearing interest at 24% per annum.		$3,800	$3,800
Convertible note agreement dated September 4, 2019 in the amount of $36,500 payable and due on September 4, 2020 bearing interest at 20% per annum.		$36,500	$36,500
Convertible note agreement dated December 4, 2019 in the amount of $95,000 payable and due on December 4, 2020 bearing interest at 12% per annum.		$147,500	$95,000
Convertible note agreement dated February 10, 2020 in the amount of $15,000 payable at February 10, 2021 bearing interest at 12% per annum.	$		$15,000
Convertible note agreement dated February 21, 2020 in the amount of $47,500 payable at February 21, 2021 bearing interest at 12% per annum.	$		$47,000
Convertible note agreement dated February 28, 2020 in the amount of $67.500 payable at February 28, 2021 bearing interest at 12% per annum.	$		$75,000
Convertible note agreement dated April 15, 2020 in the amount of $31,500 payable at April 15, 2021 bearing interest at 10% per annum, net of discount.		$15,887	$35,000
Convertible note agreement dated December 2, 2020 in the amount of $40.000 payable and due on December 2, 2021 bearing interest at 12% per annum.		$40,000	$—
Convertible note agreement dated April 6, 2021 in the amount of $53,000 payable and due on April 6, 2022 bearing interest at 12% per annum.		$53,000	$—
Convertible note agreement dated April 7, 2021 in the amount of $111,555 payable and due on April 7, 2022 bearing interest at 10% per annum.		$111,555	$—
Convertible note agreement dated April 12, 2021 in the amount of $43.000 payable and due on April 12, 2022 bearing interest at 12% per annum.		$43,000	$—
Convertible note agreement dated April 20, 2021 in the amount of $43,750 payable and due on April 20, 2022 bearing interest at 12% per annum.		$43,750	$—
Unamortized discount		(366,820)	(58,087)
Convertible notes total:		$2,304,715	$2,426,254

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the nine months ended April 30, 2021 and 2020 was $304,188 and $284,564.

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

During the nine months ended April 30, 2021, four new notes with a variable-rate conversion feature were issued. The Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $866,327. Since the fair value of the derivative was in excess of the proceeds received, a full discount to the convertible notes payable and a day one loss on derivative liabilities of $608,327 was recorded during the nine months ended April 30, 2021. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0029 to $0.0058, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.007 to $0.034, an expected dividend yield of 0%, expected volatilities ranging from 219%-279%, risk-free interest rate ranging from 0.12% to 0.15%, and expected terms of one year.

As of July 31, 2020, the Company had existing derivative liabilities of $205,796 related to two convertible notes. During the nine months ended April 30, 2021, $146,905 in principal and accrued interest of these convertible notes along with fees of $16,000 were converted into 70,497,100 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the nine months ended April 30, 2021, the Company recorded $822,001 to additional paid-in capital for the relief of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0011 to $0.007, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.006 to $0.034, an expected dividend yield of 0%, expected volatility ranging from 215% to 278%, risk-free interest rates ranging from 0.12% to 0.15%, and expected terms ranging from 0.01 to 0.48 years.

On April 30, 2021, the derivative liabilities on these convertible notes were revalued at $551,662 resulting in a loss of $669,038 and $301,530 for the three and nine months ended April 30, 2021, related to the change in fair value of the derivative liabilities, respectively. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0070 to $0.0104, the closing stock price of the Company's common stock on the date of valuation of $0.065, an expected dividend yield of 0%, expected volatility of 286%, risk-free interest rate of 0.13%, and an expected term ranging from 0.20 to 0.72 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the nine months ended April 30, 2021, the Company amortized $204,556 to interest expense. As of April 30, 2021, discounts of $247,336 remained for which will be amortized through October 2021.

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $3,065 and $19,490 during the nine months ended April 30, 2021 and 2020, respectively. As of April 30, 2021, and July 31, 2020, there were $391,159 and $388,094 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the nine months ended April 30, 2021, and 2020 consulting fees paid were $114,841 and $146,334 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018, entered into a related party (that being Recommerce Group, Inc. and our former President and current Vice-President of Corporate Finance and a Director, is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $65,277 and $77,621 for the nine months ended April 30, 2021, and 2020, respectively, has been recorded in the financial statements.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of Preferred stock. As of April 30, 2021, and July 31, 2020, there were 183,166,659 and 105,099,277 shares of common stock outstanding, respectively. There were 10,000,000 shares of Series D Preferred stock outstanding as of April 30, 2021, and July 31, 2020, respectively.

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

On April 23, 2020, the Company issued a three-year Common Stock Purchase Warrant in connection with a $75,000 investment in the Company’s common stock. The warrant has a conversion price of $0.15 per share of the Company’s common stock.

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

Cannagistics, Inc., and Subsidiaries

Notes to Financial Statements

April 30, 2021

NOTE 11 – SUBSEQUENT EVENTS

Management of the Company has evaluated the subsequent events that have occurred through the date of the report and determined that the following subsequent events require disclosure:

On May 6, 2021, the issuer (having been renamed, immediately prior to this Holding Company Reorganization, from “Cannagistics, Inc.” to “Global Transition Corporation”) completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which Global Transition Corporation, as previously constituted (the “Predecessor”) merged with a company which became a direct, wholly-owned subsidiary of a newly formed Delaware Corporation, Cannagistics, Inc. (in this capacity referred to as the “Holding Company”), which became the successor issuer. In other words, the Holding Company is now the public entity, albeit with the same name as the original issue or the Predecessor. The Holding Company Reorganization was effected by a merger conducted pursuant to Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations (such constituent corporations being the Predecessor, as renamed to Global Transition Corporation and the newly formed Cannagistics, Inc.).

In accordance with the DGCL, Global3pl, Inc. (“Merger Sub”), another newly formed Delaware Corporation and, prior to the Holding Company Reorganization, was an indirect, wholly owned subsidiary of the Holding Company, merged with and into the Predecessor, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of the Holding Company (the “Merger”). The Merger was completed pursuant to the terms of an Agreement and Plan of Merger among the Predecessor, the Holding Company and Merger Sub, dated May 6, 2021 (the “Merger Agreement”).

As of the effective time of the Merger and in connection with the Holding Company Reorganization, all outstanding shares of common stock and preferred stock of the Predecessor were automatically converted into identical shares of common stock or preferred stock, as applicable, of the Holding Company on a one-for-one basis, and the Predecessor’s existing stockholders and other holders of equity instruments, became stockholders and holders of equity instruments, as applicable, of the Holding Company in the same amounts and percentages as they were in the Predecessor immediately prior to the Holding Company Reorganization.

The executive officers and board of directors of the Holding Company are the same as those of the Predecessor in effect immediately prior to the Holding Company Reorganization.

For purposes of Rule 12g-3(a), the Holding Company is the successor issuer to the Predecessor, now as the sole shareholder of the Predecessor. Accordingly, upon consummation of the Merger, the Holding Company’s common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder.

On May 21, 2021, the Company incorporated Global3pl Logistical Technologies, Inc., (a Delaware corporation) On May 21, 2021. It is a wholly owned subsidiary of Cannagistics, Inc.

The previously executed Letter of Intent with Recommerce Group, Inc. has expired, although the Company has continued discussions with Recommerce Group, Inc. about a potential business combination.

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

Parent Holding Company Reorganization

On May 6, 2021, the issuer (having been renamed, immediately prior to this Holding Company Reorganization, from “Cannagistics, Inc.” to “Global Transition Corporation”) completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which Global Transition Corporation, as previously constituted (the “Predecessor”) merged with a company which became a direct, wholly-owned subsidiary of a newly formed Delaware Corporation, Cannagistics, Inc. (in this capacity referred to as the “Holding Company”), which became the successor issuer. In other words, the Holding Company is now the public entity, albeit with the same name as the original issue or the Predecessor. The Holding Company Reorganization was effected by a merger conducted pursuant to Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations (such constituent corporations being the Predecessor, as renamed to Global Transition Corporation and the newly formed Cannagistics, Inc.).

In accordance with the DGCL, Global3pl, Inc. (“Merger Sub”), another newly formed Delaware Corporation and, prior to the Holding Company Reorganization, was an indirect, wholly owned subsidiary of the Holding Company, merged with and into the Predecessor, with Merger Sub surviving the merger as a direct, wholly owned subsidiary of the Holding Company (the “Merger”). The Merger was completed pursuant to the terms of an Agreement and Plan of Merger among the Predecessor, the Holding Company and Merger Sub, dated May 6, 2021 (the “Merger Agreement”).

As of the effective time of the Merger and in connection with the Holding Company Reorganization, all outstanding shares of common stock and preferred stock of the Predecessor were automatically converted into identical shares of common stock or preferred stock, as applicable, of the Holding Company on a one-for-one basis, and the Predecessor’s existing stockholders and other holders of equity instruments, became stockholders and holders of equity instruments, as applicable, of the Holding Company in the same amounts and percentages as they were in the Predecessor immediately prior to the Holding Company Reorganization.

The executive officers and board of directors of the Holding Company are the same as those of the Predecessor in effect immediately prior to the Holding Company Reorganization.

For purposes of Rule 12g-3(a), the Holding Company is the successor issuer to the Predecessor, now as the sole shareholder of the Predecessor. Accordingly, upon consummation of the Merger, the Holding Company’s common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder.

Results of Operation for Three and Nine Months Ended April 30, 2021 and 2020

Revenues

No revenue was generated for the nine months ended April 30, 2021 and April 30, 2020.

Our cost of revenues was $0 for the nine months ended April 30, 2021, as compared with cost of revenue of $0 for the same period ended April 30, 2020.

Operating Expenses

Total operating expenses decreased to $157,028 for the three months ended April 30, 2021, from $1876,032 at April 30, 2020. This decrease was mainly due mainly to a decrease in Professional fees.

Operating expenses for the nine months ended April 30, 2021, consisted of general and administrative expenses of $112,502, professional fees of $220,356, rent of $12,382, and consulting fees of $88,125. Our operating expenses for the nine months ended April 30, 2020, consisted of general and administrative expenses of $(25,741), professional fees of $271,483, rent of $23,394, and consulting fees of $107,947.

Other Income and Expenses

We had interest income of $65,277 for the nine months ended April 30, 2021, and $65,277 for the nine months ended April 30, 2020. We had interest expense of $421,014 for the nine months ended April 30, 2021 as compared to $305,249 for the nine months ended April 30, 2020. We had Settlement Fees of $25,000 for the nine months ended April 30, 2021, as compared to $0.00 for the nine months ended April 30, 2020. We had a Loss on Derivative Liabilities of $33,589 for the nine months ended April 30, 2021, as compared to $0.00 for the April 30 months ended April 30, 2020. We had a Change in fair value of derivative labilities of $942,946 for the nine months ended April 30, 2021, as compared to $0.0 for nine months ended April 30, 2020.

Loss from Discontinued Operations

Net loss from discontinued operations for the nine months ended April 30, 2021, was $0.00 compared $173,377 for the nine months ended April 30, 2020.

Net Loss

Net loss for the nine months ended April 30, 2021 was $1,723,459 compared to net loss of $790,432 for the nine months ended April 30, 2020.

Liquidity and Capital Resources

As of April 30, 2021, we had total current assets of $33,177 and total current liabilities of $4,381,614 as of April, 2021. We had a negative working capital of $4,348,437 as of April 30, 2021.

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

Off Balance Sheet Arrangements

As of April 30, 2021, there were no off-balance sheet arrangements.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2020, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets

Going Concern

As of April 30, 2021, we had an accumulated deficit of $14,945,297. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of April 30, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended April 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

I.

Our wholly owned subsidiary, Global Transition Corporation (a Delaware corporation), formerly known as Cannagistics, Inc., (a Nevada corporation, and formerly the public entity and formerly the parent company) is a party to a case titled William Prusin v. Precious Investments Inc., and Kashif Khan. The litigation was commenced in the Ontario Superior Court of Justice (Commercial List) on July 20, 2016. The litigation stems from a diamond purchase agreement entered into on April 1, 2016 between Dr. William Prusin and Precious Investments Inc. By virtue of the terms of the agreement, Precious Investments purchased Dr. Prusin’s diamond portfolio, which was valued at $3.8 million (CDN) for the purposes of the agreement. In exchange for the diamond portfolio, Dr. Prusin was provided with 1,324,413 common shares of Precious Investments.

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

The action is currently dormant, although the plaintiff has retained new counsel. Current local Counsel for the Company believes that it will be ultimately successful in defending the action. There has been no action on this matter in over two years.

As a result of the actions taken pursuant to the Reorganization under Section 251(g) of the Delaware Corporation Law, as described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2021, the Company has determined that there would be no material effect on the Company from this litigation.

II.

KRG Logistics, Inc., now known as Global3pl, Inc., (an Ontario corporation), a now discontinued operational subsidiary of Global Transition Corporation (a Delaware corporation), formerly known as Cannagistics, Inc., (a Nevada corporation, and formerly the public entity and formerly the parent company), was named as the defendant in an action in the Ontario Superior Court of Justice by Ron Alvares, one of the original shareholders of KRG Logistics, Inc., when it was purchased by the Company in 2017. The action is for breach of contract for monies due as a result of the Purchase Agreement and for an amount due from a shareholder loan claimed by Mr. Alvares to KRG Logistics on September 30, 2014. The Company intended to defend against the breach of contract claim as the amount claimed to be due is incorrect, based on payments already made. It intended to also file counterclaims based on intentional interference of contracts by Mr. Alvares and his son for stealing clients of the Company and industrial sabotage of the Company’s software systems. With respect to the claim of an outstanding shareholder loan it is the position of the Company that said shareholder loan was never disclosed to the Company at the time of the purchase and based on information available, any such shareholder loan was paid off with the down payment provided by the Company for the purchase of KRG Logistics, Inc.

Procedurally the plaintiff has named the wrong parties and Counsel in Ontario is waiting for an amended complaint to file an answer and counterclaims. There has been no action on this matter in over a year. In the interim, the subsidiary of the Company has ceased operations. As a result, there would be no material effect on the Company.

As a result of the actions taken pursuant to the Reorganization under Section 251(g) of the Delaware Corporation Law, as described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2021, the Company has determined that there would be no material effect on the Company from this litigation.

III.

On February 4, 2020, Jeffrey Gates commenced an action in the Supreme Court of the State of New York, County of Suffolk against Global Transition Corporation (a Delaware corporation), at the time of commencement of the action, known as Cannagistics, Inc., (a Nevada corporation, and formerly the public entity and formerly the parent company) and Mr. Zimbler for the non-payment of a Promissory Note, of which the balance of $135,000, plus interest. The Company has retained Counsel to appear and defend the action.

Due to current conditions related to COVID-19, the New York State Supreme Court has administratively adjourned substantially all matters indefinitely.

As a result of the actions taken pursuant to the Reorganization under Section 251(g) of the Delaware Corporation Law, as described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2021, the Company has determined that there would be no material effect on the Company from this litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q.

On April 1, 2021, the Company issued 1,242,759 shares of its common stock at $0.0290 for the conversion of notes payable.

 On April 13, 2021, the Company issued 1,673,684 shares of its common stock at $0.0209 for the conversion of notes payable.

  On April 20, 2021, the Company issued 2,154,011 shares of its common stock at $0.0187 for the conversion of notes payable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannagistics Inc.
Date:	June 21, 2021
By:	/s/ Rob Gietl
Rob Gietl
Title:	President, Chief Executive Officer, and Director

