Form 10-K
period 2021-07-31
Cannagistics Inc.
filed 2021-11-04
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________
Commission File Number: 000-55711

Cannagistics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3911779
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Motor Parkway Suite 401 Hauppauge, NY 11788
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of -this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated Filer	☐ Accelerated Filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $690,313.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 219,468,674 common shares as of October 28, 2021.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	34

PART I

Item 1. Business

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

On July 1, 2021, we entered into a Reorganization and Stock Purchase Agreement with Availa Bio, Inc. and Cannaworx Holdings, Inc. (now known as “The Integrity Wellness Group, Inc.” hereinafter “Integrity Wellness”) pursuant to which we acquired Integrity Wellness in exchange for 4,400,000 shares of the Company’s Series F Convertible Preferred Stock. We also changed our state of incorporation to Delaware. A significant majority of our operations are now operated through Integrity Wellness which because of the transaction became a wholly owned subsidiary of the Company. We expect to change our name to The Integrity Wellness Group, Inc. subject to regulatory compliance.

Following our acquisition of Integrity Wellness, we shifted to our current business plan and focus which is the development, marketing and sale of OTC, pharmaceutical, nutraceutical, cosmetic and health and wellness products with a focus on products infused with phytocannabinnoid, which we refer to as “CBD.” We now have a portfolio of products designed for the treatment of ailments and symptoms and/or general improvement of health and wellbeing by topical or oral administration. These product offerings, which are described more fully below, are designed to provide a variety of treatments, benefits and uses including pain relief, anti-aging, hygiene, energy, and immune system and biochemical support. We also have products designed for veterinary and agricultural uses. We have six patents and 15 patent applications pending for our products, as well as a number of trademarks. Our mission is to alleviate suffering and adverse consequences caused by certain health and biological conditions and enhance users’ quality of life through the use of inventions and science including through the use of CBD.

On September 15, 2021, the Company filed a Def14C Information Statement. The Def14C Information Statement set out the plan of the Company to amend its name to The Integrity Wellness Group, Inc., or some other similar name, and to effectuate a reverse stock split of its common stock of one (1) new share of common stock for each forty (40) old shares of common stock. The Company is in the process of filing with FINRA to make these changes effective.

Our Products

Through Integrity Wellness we currently have 4 developed products, the majority of which we offer at retail prices ranging from approximately $30 to $60 (excluding our veterinary and agricultural product offerings). [Our current developed products are either backlogged, in the process of being produced or are ready for production.] We have received approval from the U.S. Food and Drug Administration (the “FDA”) for 4 of our products’ claims, and we have FDA applications in process for 1 product claims, as indicated below. We have patents issued for six of our products, and 15 patent applications pending, as indicated below. However, we presently lack the capital to produce sufficient inventory and, accordingly, will be reliant upon raising additional funds. If we are unable to raise sufficient funds, the production and distribution of these products may be delayed or discontinued. Further, some of the patent rights and licenses for the below products are subject to uncertainty due to potential procedural and documentation issues in connection with the July 2021 Integrity Wellness acquisition. See the risk titled “If we cannot obtain or protect intellectual property rights related to our products, including due to uncertainties surrounding our acquisition of Integrity Wellness and its purported product portfolio, we may not be able to compete effectively in our markets” for more information. The following is a brief description our current products portfolio:

Products with Issued Patents

Canagel ®,- (Anhydrous Hydrogel Composition and delivery system)

Patented Full Spectrum Phytocannabinoid delivery with FDA approved pain claim. The one and only FDA-approved pain claim in the market for an oral CBD product.

We have Exclusive World-wide access to Patent No. US 10,143,755

Patent Issued: December 4, 2018

Patent Expires: December 8, 2037

Comments: Please note this patent is owned by Acupac Packaging Inc., however an exclusive worldwide license agreement has been granted to SkinScience labs, Inc.

Silverpro ®, - (FDA Cleared)

Patented Compression Fabric in the marketplace with FDA pain clearance

Patent No. US 9,878,175 (European Patent has been allowed)

Patent Issued: January 30, 2018

Patent Expires: June 2036

Thin Film Toothpaste Strip

Product Name: KidzStrips ®,

Patented Fluoride doses-controlled children’s toothpaste strip

(2 Patents issued) Patent No. US 9,656,102

Patent Issued: May 23, 2017

Patent Expires: December 21, 2033

Patent No. US 10,105,296

Patent Issued: October 23, 2018

Patent Expires: December 31, 2034

ImmuniZin TM (Immune Booster)

Some ImmunaZin Ingredients and Expectations

● Pepsin -- the main ingredient now famous for rapid recovery. We take pepsin and break it down into fragmented particles that are better absorbed into the digestive tract. These pepsin fragments directly modulate immune system activity by inducing potent T-cell response resulting in boosted immunity.

● Hemp seed oil helps balance healthy cholesterol levels, fights depression and anxiety, improves eye health, promotes brain health, reduces metabolic syndrome, reduces inflammation, fights autoimmune disease and mental disorders, reduces fatty liver, promotes bone and joint health and improves sleep and skin.

Irreversibly-inactivated pepsinogen fragments for modulating immune function (Immune Booster- FDA Cleared)

Patent No. US 8,309,072

Patent Issued: November 13, 2012

Patent Expires: June 18, 2029

Novel Fertilizer

Product Name: HydroSoil ®

Patent No. US 9,981,886

Patent Issued: May 29, 2018

Patent Expires: August 12, 2036

Pending Patent Applications

Cannabinoid, Menthol and Caffeine Dissolvable Film Composition, Devices and Methods

US Application No. 16/558,872; International Application PCT/US2019/049309

Cannabinoid and Menthol Gum and Lozenge Compositions and Methods

US Application No. 16/555,022 (US Application No. 62/869,121 is a provisional US application for this US application); International Application PCT/US2019/048740

Cannabinoid and Anesthetic Gum and Lozenge Compositions and Methods

US Application No. 16/554,930 (US Application No. 62/869,118 is a provisional US application for this US application); International Application PCT/US2019/048728

Cannabinoid and Anesthetic Compositions and Methods

US Application No. 16/419,274; International Application PCT/US2019/048690

C-Biscuit TM

Hemp rich suppository for racehorse industry for rapid recovery from injury Veterinary Cannabinoid, Menthol and Anesthetic Compositions and Methods

Application No. 16/555,241; International Application PCT/US2019/048789

Veterinary Cannabinoid and Menthol Compositions and Methods

Application No. 16/419,392; International Application PCT/US2019/048695

Cannabinoid and Menthol Gel Compositions, Patches and Methods

US Application No. 16/558,780; International Application PCT/US2019/049294

Cannabinoid and Menthol Compositions and Methods

US Application No. 16/419,336; International Application PCT/US2019/048691

Thin Film Toothpaste Strip, European Application

Product Name: KidzStrips ®

Application No. 14876319.6

Thin Film Toothpaste Strip, Eurasian Application

Product Name: KidzStrips ®

Application No. 201600502/28.

U.S. Application No. 17/412442

Fertilizer

Product Name: HydroSoil ®,

Water retaining Hemp enhanced fertilizer, water plant once every two weeks

U.S. Application No. 15/986,111

Inactivated Pepsin Fragment (IPF) and Full Spectrum Cannabidiol (CBD) Compositions and Methods

U.S. Provisional Patent Application No. 62/859,422

Skin Cream

Relates to compositions and methods for the prevention and treatment of skin disorders and for the rejuvenation of the skin. In particular, the application describes topical compositions and methods of treatments comprising the combined use of one or more cannabinoids and one or more hydroxy acids in a suitable carrier.

U.S. Application No. Application 15/233,251

Other Products

IcyEase

U.S. Application No. 16/807229

Adhesive Ice Pack for muscle/joint pain to cool surface and address pain.

Patent-pending, FDA pain claim in progress

Slim-D

Appetite-suppressant oral strip with 50 mg Hoodia & 10 mg Full Spectrum Phytocannabinoid

Energy Lighting Strips

High caffeine fast dissolving oral energy strip with Matcha Green Tea and Hemp/Full Spectrum Phytocannabinoid

Micro Voltage Trans Derm C

for pain with unique and superior absorbing features due to wearer‘s movement generated Micro Voltage

CBD 600

Hemp Rich oral tincture with FDA cleared legal pain claim. One and only with FDA clearance.

Research & Development and Product Manufacturing

Our products are produced using third party manufacturers who are responsible for sourcing the raw materials and ingredients and adhering to applicable specifications and regulatory requirements including the FDA’s good manufacturing practices (GMP) certification. We also use some of these same third parties for research and development and testing functions as and when the need arises. We rely on a limited number of these manufacturers to develop and produce our product offerings.

The availability and production capability of our manufacturers depends on the raw material supplies and sources, as well as other projects on which our manufacturers may be engaged at a given time. Because of these contingencies, the lead times on production and delivery schedules can fluctuate, which may cause us to fail to meet internal or contractual deadlines. As we grow, we hope to be able to accurately forecast and manage these processes to try and ensure we have adequate inventory on hand to meet demand. A primary raw material utilized in the production process for our products is CBD isolate which can only be produced in certain states. While we believe there are sufficient sources for CBD isolate and other raw materials necessary to meet our production needs, shortages and delays can occur, which could harm us by prolonging or suspending expected deliveries or increasing production costs.

COVID-19

The COVID-19 pandemic has resulted in a global slowdown of economic activity which is likely to continue to reduce the future demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the virus is fully contained. Supply chain disruptions have been increasingly common since the pandemic began, and such disruptions may affect us in the future.

Sales and Distribution

Our products will be sold both online on our website, and through wholesale and retail establishments including both brick and mortar stores and ecommerce platforms. We also intend to sell our products in part using a direct selling model in which we contract with independent contractors who are compensated by commissions from their sales of our products. We intend to dedicate substantial capital, including a portion of the proceeds from this offering, to build a sales force consisting of a combination of employees of the Company and independent contractors.

Planned Operations and Products Under Development

New and Planned Products

In addition to our developed products, we are also in the process of evaluating and developing new products. Our ability to develop and launch these products within the timeframes intended or at all depends in large part on the Company receiving sufficient proceeds. If we are unable to raise at least $ 2,500,000 the development, production and distribution of these products may be delayed or discontinued. Even with the required capital, planned or future projects may not come to fruition. Below is a brief summary of the projects which are planned and/or under development.

Exosome Product Research and Development

We are in the early stages of developing a new business which will focus on a new line of products using naturally occurring nanosized compounds (approximately 30-150 nanometers in diameter), referred to as “exosomes,” which are derived from stem cells and cause growth and regeneration by acting as biologic messengers at the cellular level of the human body. Exosomes work by delivering chemical signals to the cells they permeate, instigating the production of regenerative proteins and other compounds while also inhibiting destructive inflammatory cytokines. We intend to explore the potential use of exosome science to develop products designed to serve regenerative and health and wellness functions such as hair and skin regeneration. However, we are still in the very early development of this project, and no assurances can be given that we will be able to proceed with our planned exosome product operations as intended or at all. We do not expect to own or acquire intellectual property rights or participate directly in the development and manufacturing efforts for exosome products, and instead intend to license the intellectual property rights of third parties in order to market and sell the finished products.

SaaS Logistics Platform

Prior to the acquisition of Integrity Wellness, we were in the process of developing a SaaS platform intended to enable users to monitor and manage numerous aspects of the supply chain as they obtain raw materials, develop and produce products, and bring their products to the marketplace. The intended focus of the platform and services was on OTC, pharmaceutical, cosmetic, nutraceutical, hemp/CBD and health and wellness products. The development efforts to date have been conducted primarily by Corengine, Inc., a third-party software development company. However, we have yet to develop and commercialize the platform, which has been delayed in part due to the COVID-19 pandemic. The platform’s intended function is to assist users with the tracking, monitoring and management of their respective manufacturing and distribution processes. The SaaS-based platform will be designed to fully integrate the various components of the supply chain, from obtaining raw materials through product manufacturing and distribution and inventory and shelf-life batch tracking. We had previously announced the spin-off of the business which was subsequently suspended indefinitely due to COVID-19.

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

Item 1A: Risk Factors

Risks Related to Our Securities

We have over $1,100,000 of convertible debt outstanding, which we may be unable to pay as and when due or at all, and the conversion of which would have a dilutive effect on our stockholders and could reduce the price of our Common Stock.

As of October 28, 2021, we have $1,200,000 of convertible debt outstanding which convert into a total of 120,000,000 shares of Common Stock id converted at the minimum price of $0.01 per share, in addition to the approximately 219,468,674 shares of Common Stock presently outstanding. Given our history of operating losses and continued expenditures, which we expect to increase in the short-term as we attempt to establish and grow our operations through Integrity Wellness and its products, we may face difficulty paying these obligations as and when they come due. None of the Notes totaling $1,200,000 are currently past due. The convertible notes have maturity beginning July 2022 through August 2022. The promissory notes documenting this indebtedness contain conversion price triggers upon an event of default which entitle the holder to receive more shares of Common Stock upon conversion during a continuing default. Conversions of the convertible debt would therefore have a dilutive effect on our stockholders, whereas payment of the debt will further add to our deficit, either of which could adversely affect our stockholders. The Company’s subsidiary has defaulted Convertible Notes totaling approximately $300,000.

Because we do not have sufficient authorized capital on a fully diluted basis, the excess outstanding capital exposes us to liability, and we will need to increase our authorized capital or obtain effective waivers from derivative securityholders.

As of October 28, 2021, our authorized capital consists of 500,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock. Of the authorized Common Stock, 219,468,674 shares are issued and outstanding, 725,000,000 shares are reserved for issuance under pending conversions of our prior Series D Convertible Preferred Stock (the “Series D”), a total of 800,000,000 shares are reserved for issuance upon conversion of the outstanding shares of Series E Convertible Preferred Stock (the “Series E”) and Series F Convertible Preferred Stock (the “Series F”), Currently there are no shares are reserved for issuance upon conversion of outstanding convertible indebtedness including the Convertible Notes, and no shares are reserved for issuance upon exercise of outstanding warrants. As such, our fully diluted capital structure is presently well above the amount of Common Stock we are authorized to issue. Therefore, until we either increase our authorized Common Stock or obtain waivers from the holders of the outstanding derivative securities both and with respect to their rights to an adequate reserve from which to receive the shares of Common Stock which underlie their respective securities, we are exposed to the risk of liability arising from the excess fully diluted capitalization. Therefore, in addition to the dilutive effect any exercises of the derivative securities would have, in the event we are unable to obtain the requisite shareholder approval or waivers, or we are delayed in those efforts, the Company and your investment in us would be at risk.

Trading in our Common Stock may become subject to wide price and volume fluctuations.

Our Common Stock is currently quoted for public trading on the OTC Pink Open Market. Presently, this market, places a “shell risk” warning to investors. While the acquisition of Integrity Wellness and commencement of operations with respect to the related CBD products may remove the shell risk designation, the OTC Pink Open Market generally is not an active market. Further, our Common Stock has only traded sporadically. We intend to apply to have our Common Stock quoted on the OTCQB. Even if our Common Stock begins trading on the OTCQB, investors should be aware that the OTCQB is not as liquid as major national securities exchanges.

The trading price and volume of our Common Stock have historically been low and may become subject to wide fluctuations. Trading prices of our Common Stock may fluctuate in response to several factors, many of which are beyond our control. The stock market has generally seen extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies such as ours with limited business operations or that recently began operating in an entirely new industry.

These stock market and industry factors may adversely affect the market price of our Common Stock, regardless of our operating performance. Finally, in the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Because our Common Stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our Common Stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock on the OTC Pink Open Market is presently less than $5.00 per share and therefore we are considered a “penny stock” company according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the foreseeable future,. The “penny stock” designation requires any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (“FINRA”), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our Common Stock price.

Risks Related to Our Business and the CBD Products and Industry

Because of our history of losses and lack of working capital and revenue, there is substantial doubt about our ability to continue as a going concern.

We have operated at a loss resulting in an accumulated deficit of $(15,612,191) as of July 31, 2021. A large proportion of our expenditures to date have been on developing the SaaS platform which remains in the development phase and may never be completed. Instead, we have recently shifted our business focus to a new industry of selling CBD products, which may not be sufficient to generate revenue or overcome our liabilities which are now over $5,691,709.

We have limited working capital and have not generated revenue from our business. We initially expect to incur losses in the development of our business, which casts substantial doubt on our ability to fully implement our business plan. To continue as a going concern, we will need to generate future profitable operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Among the liabilities we anticipate accruing in the early stages of our development and operations are compensation for our management team, costs related developing, testing, producing and marketing our products, compliance costs, costs related to obtaining and protecting our intellectual property rights and payments to third-party manufacturers and other vendors and service providers on which we rely. If we fail to raise sufficient proceeds in financings, we may not become profitable or be able to continue our business as a going concern.

Because we are highly dependent on the services of our two senior officers, the loss of either and our inability to expand our management team could harm our business.

Our success is largely dependent on the continued services of Rob Gietl, our Chief Executive Officer, and James Zimbler, our Vice President of Corporate Finance. The loss of the services of either of Messrs. Gietl or Zimbler would leave us without sufficient or any executive leadership, which could diminish our business and growth opportunities. Additionally, each of these individuals has business interests outside our company, including Mr. Zimbler as an owner and officer of Emerging Growth Advisors, Inc. a consulting services provider with which the Company contracts for administrative and strategic assistance. Accordingly, from time-to-time our management may not devote their full time and attention to our affairs, which could have a material adverse effect on our operating results, and there can be no assurance that a conflict of interest will not arise from their other business ventures such as the consulting services arrangement with Mr. Zimbler’s entity.

We will also need to build an executive management team around our current officers and directors, including locating and hiring a Chief Financial Officer and other executive officers, which could be a time consuming and expensive process and divert management’s attention from other pressing matters concerning the Company’s operations or growth. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel in a timely manner, on favorable terms or at all. If we are unable to attract and retain the required personnel, our business could be harmed.

The loss of Mr. Gietl or Mr. Zimbler would have a material adverse effect on us. We do not have key man insurance on the lives of these individuals. In the event either or both individuals terminate their employment, this would leave the Company without adequate leadership which may have a material adverse effect upon us, your investment, and hamper the ability of the Company to continue operations. If we fail to procure the services of additional executive management or implement and execute an effective contingency or succession plan for our current management team, the loss of our management would significantly disrupt our business from which we may not be able to recover.

If we are unable to develop and maintain our brand and reputation for our product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brand and reputation in the markets we serve which are characterized by intense competition and larger, more well-established CBD brands and products. If problems with our products cause our customers to have a negative experience or failure or delay in the delivery of our products to our customers, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

Because we face intense competition, we may not be able to increase our market share which would materially and adversely affect us.

Our industry is highly competitive. It is possible that future competitors could enter our market, thereby causing us to lose market share and revenues or fail to grow our operations and market presence as intended or at all. In addition, most of our current competitors have significantly greater financial, technical, marketing and other resources than we do or may have more experience or advantages in the markets in which we will compete that will allow them to offer lower prices or higher quality products. If we do not successfully compete with these competitors, we could fail to develop a sufficient market share to achieve our goals and our future business prospects could be materially adversely affected.

Because the sale of our products involves the potential for product liability, we may incur significant losses and expenses in excess of our insurance coverage.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products are designed for ingestible or topical use and orally and contain combinations of ingredients, and there is little experience with or knowledge of the long-term effects of these combinations. In addition, interactions of these ingredients and products with other products, prescription medications and over-the-counter treatments have not been fully explored or understood and may have unintended consequences. Future research or results may lead to the discovery of unknown adverse side effects from CBD which would harm our business.

Although the Company believes all of its products will be safe when taken as directed by the Company, there is little long-term research on the effects of human consumption of certain of the new product ingredients or combinations in concentrated form that we use or may in the future use in developing our CBD products. Any instance of illness or negative side effects of ingesting CBD products or applying them topically on the skin could have a material adverse effect on our business and operations by, among other things, exposing us to the risk of costly litigation and/or governmental sanctions and dramatically reducing the demand for some or all of our products.

Any product liability claims or related developments from our products or CBD in general may increase our costs and adversely affect our revenue, product demand and operating results. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

If we fail to appropriately respond to changing consumer preferences and demand for new products, it could significantly harm our customer relationships and product sales and harm our operating results and financial condition.

Our business is subject to changing consumer trends and preferences, especially with respect to targeted OTC, therapeutic, nutraceutical, cosmetics and health and wellness products. Our success will depend in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the target industries for our products are characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer relationships and product demands and cause the loss of sales. The success of our product offerings depends upon a number of factors, including our ability to:

  Accurately anticipate consumer needs;
  Price our products competitively;
  Arrange for the production and delivery our products in sufficient volumes and in a timely manner; and
  Differentiate our products from those of our competitors.

If we do not meet these challenges, some of our products could be rendered obsolete, which could negatively impact our operating results and financial condition.

Adverse publicity associated with our products or ingredients, or those of our competitors or similar businesses, could adversely affect our sales and revenue.

Adverse publicity concerning any actual or purported failure by us or our competitors to comply with applicable laws and regulations or concerning any other aspect of our business or the CBD industry could have an adverse effect on the public perception of us and our products. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors, retailers or consumers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

Our distributors’ and customers’ perception of the safety, utility and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that causes a perceived connection between the use of our products or any similar products and illness or other adverse effects, will likely diminish the public’s perception of and in turn the demand for our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue, which would have a material adverse effect on our business.

If we are unable to obtain our products in sufficient quantities or at defined quality specifications, or if the third parties we use are unable to maintain regulatory approvals for production facilities, we may be unable to meet demand for our products and lose time to market them and generate revenue.

Commercialization of our products require access to facilities to manufacture a sufficient supply of our products in compliance with applicable regulatory requirements. Because of our limited capital and other resources, we must outsource the manufacturing of our products, and while we have manufacturing partners, to the extent we need or want to increase volume or expand to new markets, or to replace current manufacturers for any reason, we may be unable to locate viable third parties and sources and negotiate acceptable terms. Further, the need for GMP certified facilities and compliance with FDA rules and guidelines to produce CBD products such as ours increases the difficulty of manufacturing efforts and the related costs and could operate to reduce our leverage when we deal with GMP-certified third parties resulting in unfavorable terms.

We may face competition for access to third party supply sources, development or production partners and facilities such as hemp growers and may be subject to production delays if any of those third parties give their other business partners a higher priority than they give to us. Even if we are able to identify additional or replacement third parties, the delays and costs associated with establishing and maintaining a relationship with such third parties may have a material adverse effect on us. Further, we lack control over production of our products due to outsourcing, which exposes us to a greater risk of liability, including regulatory enforcement actions for alleged noncompliance with law and product liability claims. This could also result in lower product quality which could negatively impact demand for our offerings or our competitive advantage. Any of these challenges could prevent us from achieving our business objectives and harm your investment in us.

If the market opportunities for our products are less lucrative than anticipated, our ability to generate revenues may be adversely affected and our business may suffer.

Our understanding, expectation and estimates of the market for our current and future products may prove to be incorrect, and new test results or studies, reports, legislative or regulatory developments or other factors beyond our control may result in the market for our products being lower than anticipated on a regional, national or global scale. The number of individuals in the U.S. who are willing to purchase our products may be lower than expected, or expectations for repetitive purchases and consumption may prove to be incorrect. These occurrences could materially adversely affect our prospects and operational results.

If we are unable to establish relationships with third parties to carry out sales, marketing, and distribution functions or to create effective marketing, sales, and distribution capabilities, we will be unable to market our products successfully.

Our business strategy includes using third parties to market and sell our products. There can be no assurance that we will successfully be able to establish marketing, sales, or distribution relationships with a sufficient number of third parties to meet our goals, that such relationships, if established, will be successful, or that we will be successful in gaining market acceptance for current or future products. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues per unit sold are expected to be lower than if we marketed, sold, and distributed our products directly, and any revenues we receive will depend upon the efforts of such third parties.

If we are unable to establish such third-party marketing and sales relationships, we would have to establish and grow in-house marketing and sales capabilities. To market any products directly, we would have to build a marketing, sales, and distribution force that has technical expertise and could support a distribution capability. Competition in the health and wellness and CBD industries for technically proficient marketing, sales, and distribution personnel is intense, and attracting and retaining such personnel may significantly increase our costs. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities or that these capabilities will be sufficient to meet our needs.

We face and may continue to face business disruption and related risks arising from the COVID-19 pandemic, which has had and could continue to have a material adverse effect on our business.

The development, production and sale of our products has been and could continue to be materially adversely affected by the COVID-19 pandemic. We will rely upon CBD sales in retail stores including convenience stores in addition to online sales. Sales of our CBD products could decline as a result of the pandemic, including due to decreased demand caused by economic hardship and uncertainty and production challenges caused by supply shortages and the lockdowns. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Delta” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic.

We are still assessing our business plans and the impact COVID-19 may have on our ability to commercialize our products, but there can be no assurance that this analysis will enable us to avoid or mitigate part or all of any impact from the spread of COVID-19 or its consequences, including macroeconomic downturns. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which for a variety of reasons including those described above are highly uncertain and cannot be predicted at this time.

We have a limited operating history upon which investors can evaluate our future prospects.

Integrity Wellness was founded in November 2020 as Cannaworx Holdings, Inc., and changed its name to The Integrity Wellness Group, Inc. in June 2021, and we therefore have a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a business which is still in its early stages in a relatively new industry characterized by unexpected change. The risks include, but are not limited to, the possibility that we fail to develop functional and scalable products, or that although functional and scalable, our products will not be economical to market in order to become or remain profitable; that our competitors hold proprietary rights precluding us from marketing such products; that our competitors offer a superior or equivalent product or otherwise achieve or maintain greater market acceptance than us; that we are unable to upgrade or improve our processes and products to accommodate new features and expand our offerings; or that we fail to receive or maintain necessary regulatory clearances and compliance for our products and operations. In order to grow our revenue, we must develop and improve upon our brand name recognition and competitive advantages for our products and expand into new markets. Even if we accomplish such growth, resulting expenses may be greater than estimated, which could reduce or even eliminate any revenue gains for which such endeavors were made. There are no assurances that we can successfully address these challenges. If we are unsuccessful, our business, financial condition and operating results could be materially and adversely affected.

If the market for CBD products declines, it would materially and adversely affect our business.

Following the passage of the 2018 Farm Bill described below and elsewhere in this Filing under the title “Government Regulations,” our industry experienced an influx of hemp farmers and producers which resulted in a saturated marketplace. As a result, the supply for CBD and related products has in the past exceeded demand. This trend could force us to reduce our prices to remain competitive or could result in lower sales levels than we have experienced in the past, either of which would result in a decline in revenue or growth rate and could materially adversely affect our financial condition and prospects.

Even if we meet our growth objectives and/or enter into new markets as and when intended, we may face difficulties evaluating our current and future business prospects, which would increase the risk of your investment losing value.

Any future entry into new markets and/or growth in our consumer base may place a significant strain on our resources and increase demands on our executive management, personnel and operational systems, and our human, administrative and financial resources may be inadequate to meet these demands. We may also be unable to effectively manage any expanded operations or achieve planned growth on a timely or profitable basis, particularly if the number of customers using our products significantly increases within a short period of time. If we are unable to manage any operational expansion effectively, we may experience operating inefficiencies, the quality of and market for our products could decline, and our business and results of operations could be materially adversely affected.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We expect to experience significant growth following the July 2021 acquisition of Integrity Wellness and further growth if we raise additional capital. Businesses which grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we grow as rapidly as anticipated, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that management, along with staff, will be able to effectively manage the Company’s growth nor can there be any assurance that growth in our product offerings, customer base or contracts will translate to an increase in revenue or profitability. Any failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

Risks Related to Government Regulations

Existing or future governmental regulations relating to CBD products may harm or prevent our ability to produce and/or sell our product offerings.

While a majority of state governments in the United States have legalized the growing, production, and use of CBD in some form and subject to certain restrictions, cannabis remains illegal under federal law. In addition, in July 2017, the United States Drug Enforcement Agency issued a statement that certain CBD extractions fall within the definition of marijuana and are therefore a Schedule I controlled substance under the Controlled Substances Act of 1970, as amended.

Thus, the cannabis industry, including companies which sell products containing CBD, faces significant uncertainty surrounding regulation by the federal government, which could claim supremacy over state regulatory regimes including those with a “friendlier” view toward CBD products. While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is, nonetheless, potential that the federal government may at any time choose to begin enforcing its laws against the manufacture, possession, or use of cannabis-based products such as CBD. Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations. Further, as regulators continue to study and evaluate potential adverse health consequences of CBD products, regulations may become more restrictive on our operations. For example, on September 14, 2021 the Centers for Disease Control and Prevention issued a health advisory stating, among other things, that consumers should be aware that products labeled as hemp or CBD may contain delta-8 THC, and on the same day the FDA issued a consumer update describing potential risks and uncertainties surrounding delta-8 THC. These developments could be a sign of further regulations to come that might affect products such as ours. In the event the federal government was to tighten its regulation of the industry, we would likely suffer a material adverse effect on our business, including potentially substantial losses.

Because laws and regulations affecting our industry are evolving, changes to any regulation may materially affect our CBD products.

In conjunction with the enactment of the Agriculture Improvement Act of 2018 (the “Farm Bill”), the Food and Drug Administration (the “FDA”) released a statement about the status of CBD as a nutritional supplement, and the agency’s actions in the short term with regards to CBD will guide the industry. As a company whose products contain CBD, we intend to meet all FDA guidelines as the regulations evolve. Any difficulties in compliance with future government regulation could increase our operating costs and adversely impact our results of operations in future periods.

In addition, as a result of the Farm Bill’s passage, we expect that there will be a constant evolution of laws and regulations affecting the CBD industry which could affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Unexpected changes in federal and state law could cause any of our products containing hemp-derived CBD to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

Our business is based on the production and distribution of products containing hemp-derived CBD. The Farm Bill, which amended various sections of the U.S. Code, and legalized the cultivation and sale of industrial hemp at the federal level, subject to compliance with certain federal requirements and state law. There can be no assurance that the Farm Bill will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The Farm Bill delegates the authority to the states to regulate and limit the production and sale of hemp and hemp-derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp-derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or state laws and regulations, or of amendments thereto that are adverse to our products, we may be restricted or limited with respect to those products in those jurisdictions, which could adversely impact our intended business plan with respect to such products in the affected markets and in general.

Additionally, the FDA has indicated that certain products containing CBD are not permissible under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), notwithstanding the passage of the Farm Bill. On December 20, 2018, after the Farm Bill became law, then FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that CBD products that are marketed with a claim of therapeutic benefit must be approved by the FDA for their intended use before they may be distributed in interstate commerce and that the FDCA prohibits interstate distribution of food products containing CBD and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD products comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our results of operations and financial condition. Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the Farm Bill, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law. Unexpected changes in federal and state law could cause current CBD production methods of our manufacturers, or resulting products, to be illegal or could otherwise prohibit, limit or restrict some or all of our products in the event of repeal or amendment of laws and regulations which are now comparatively favorable to the cannabis/hemp industry in certain states, we would be required to locate new suppliers in states with laws and regulations that qualify under the Farm Bill. If we were to be unsuccessful in arranging new sources of supply of our raw materials, or if our raw materials were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Because we and our distribution partners may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the Farm Bill, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of products containing CBD.

The interstate shipment of CBD products from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the Farm Bill. Therefore, the marketing and sale of our products is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of CBD products in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of our products could significantly limit, restrict or prevent us from generating revenue related to our products that contain CBD. Additionally, any such adverse changes or existing legislation in new markets we target may stunt our growth and diminish our prospects. Any such repeal or adverse amendment of laws and regulations could have an adverse impact on our business plan with respect to such products.

Costs associated with compliance with numerous laws and regulations and quality standards could adversely impact our financial results.

The manufacture, labeling and distribution of CBD products is regulated by various federal, state and local government agencies. These governmental authorities regulate our products and processes to ensure that the products are not adulterated or misbranded. We are subject to regulation by the federal government and other state and local agencies as a result of our CBD products. In addition to the risks associated with the possibility of government enforcement or private litigation due to alleged noncompliance, our compliance costs associated with our day-to-day operations are high and are expected to increase as we expand into new markets and/or develop and market new products. For example, our manufacturers over which we have very limited control are responsible for the quality of our products and the processes by which they are made, including the FDA’s GMP guidelines. Compliance with regulations imposed on the manufacturers and service providers we utilize in the development, production and distribution process are costly and result in diminished potential for profit margins. In general, compliance with these and other government requirements for product monitoring, quality, labelling and distribution are costly which may delay or reduce our revenue capabilities or limit our profitability.

Our contract manufacturers are subject to significant regulation with respect to the manufacturing of products, and the manufacturing facilities on which we rely may not continue to meet regulatory requirements or have limited capacity.

We currently have relationships with a limited number of manufacturers of our products. Each such contractor may require licenses to manufacture such components if such processes are not owned by the contractor or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics and similar products for commercial sale, including our existing contract manufacturers for some of our CBD and planned exosome product offerings, are subject to extensive regulation. Components of a finished product approved for commercial sale must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. Our manufacturers must supply all necessary documentation on a timely basis and may need to adhere to the FDA’s good laboratory practices, in addition to GMP regulations enforced by the FDA through its facilities inspection program. Our manufacturers’ facilities and quality systems also need to pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our products for commercialization.

In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. Further, if any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of development, testing or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product, or revocation of a pre-existing approval. Additionally, if supply, such as due to raw material shortages or FDA action, from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified which could result in further delay.

Any or all of the foregoing factors could cause the delay of product development, testing, regulatory submissions, required approvals or commercialization of our current or planned products, cause us to incur higher costs and prevent us from commercializing our products successfully.

Our products or third parties with whom we do business may not comply with health, safety and labelling standards.

We do not have control over all of the third parties involved in the distribution and sale of our products and their compliance with government health, safety and labelling standards. Even if our products meet these standards, they could otherwise become contaminated or fail, or the standards could be changed in a manner adverse to our operations or those of our business partners. A failure to meet these standards could occur in our operations or those of our distributors or suppliers. This could result in expensive production interruptions, recalls, regulatory investigations and enforcement actions and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

If we fail to comply with U.S. laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.

We rely on a variety of marketing techniques, including social media marketing, targeted online advertisements, and sales representatives], and we are or may become subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations, including those enforced by various federal government agencies such as the Federal Trade Commission, Federal Communications Commission, and state and local agencies, govern the collection, use, retention, sharing, and security of personal data, particularly in the context of online advertising, which we utilize to attract new customers.

The legislative and regulatory bodies or self-regulatory organizations in various jurisdictions inside the United States may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, information security, and online advertising. California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became operative on January 1, 2020, and its implementing regulations took effect in August 2020. The CCPA requires companies that process personal information on California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. In November 2020, California enacted the California Privacy Rights Act of 2020 (the “CPRA”), which amends and expands the scope of the CCPA, while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CCPA, as amended and expanded by the CPRA, is one of the most prescriptive general privacy laws in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. For example, the State of Nevada also passed a law effective on October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers (“Operators”) from selling personally identifiable information that Operators collect through a website or online service.

Further, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado, the state in which we are headquartered, enacted the Colorado Privacy Act (“CoCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). Although the CoCPA closely resembles the VCDPA, both of which do not contain a private right of action and will instead be enforced by the respective states’ Attorney General and district attorneys, the two differ in many ways and once they become enforceable in 2023, we will have to comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Nevada and Maine have also adopted similar legislation designed to protect the personal information of consumers and penalize companies that fail to comply. Prior efforts undertaken to comply with other recent privacy-related laws have proven that these initiatives require time to carefully plan, assess gaps in current compliance mechanisms, and implement new policies, processes and remediation efforts. Additionally, the Federal Trade Commission and state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business model or practices, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

While we intend to strive to comply with applicable laws and regulations relating to privacy, data security, and data protection, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third party service providers to comply with privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.

Due to the change in the United States presidency in 2021, we expect increased regulation as well as uncertainty, which may adversely affect our business.

With the inauguration of President Biden, we expect that the FDA, the FTC and other agencies which affect our business may increase their regulatory efforts. At the senior administrative level, new regulators with a regulatory zeal may tighten existing regulations and that approach may also be taken in the routine interactions between staff and our scientists and others. Increased regulation and enforcement may lead to increased costs and further delays in getting approvals, which may adversely affect our business.

Risks Related to Intellectual Property

If we cannot obtain or protect intellectual property rights related to our products, including due to uncertainties surrounding our acquisition of Integrity Wellness and its purported product portfolio, we may not be able to compete effectively in our markets.

We intend to rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products. In connection with our acquisition of Integrity Wellness in July 2021, at least one patent license, for ImmuniZin, was held by Availa Bio, Inc. and was not assignable without the patent holder’s consent. If we cannot obtain the patent holder’s consent, we cannot market this product. Further, with respect to other patents and licenses for the Integrity Wellness products, we have been unable to obtain the documentation for transfers thereof to Integrity Wellness, and some of the documentation we do have is illegible. As a result of these issues, we may lack patent protection for some of our products, which would hinder our ability to market and sell these products.

The strength of patents in the medical, pharmaceutical, therapeutic and related fields involves complex legal and scientific questions and can be uncertain. The patent applications we own or in-license, specifically ImmuniZin may fail to result in patents with claims that cover the products in the U.S. or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found; such prior art can invalidate a patent or prevent issuance of a patent based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may cause such patents to be narrowed or invalidated. Even if unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims.

If the patent applications we hold or have in-licensed regarding our products and processes fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Patents may not issue and issued patents may be found invalid and unenforceable or challenged by third parties. Since patent applications in the U.S. and most other countries are confidential for a period after filing, and some remain so until issued, we cannot be certain that we were the first to invent a patent application related to a product candidate. In certain situations, if we and one or more third parties have filed patent applications in the U.S. and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. Patents have a limited lifespan. In the U.S., the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. The life of a patent, and the protection it affords, is limited. When the patent life has expired for a product, we will become vulnerable to competition from generic medications and therapeutics attempting to replicate that product. Further, if we encounter delays in regulatory approvals, the time during which we will be able to market and commercialize a product candidate under patent protection could be reduced.

In addition to patent protection, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our products and development and production processes that involve proprietary know-how, information or technology not covered by patents. We plan to require each of our employees to agree to assign their inventions to us through an employee inventions or similar agreement. In addition, as a general practice, we intend to have our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements. Nonetheless, our trade secrets and other confidential proprietary information may be disclosed, and competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, in January 2018 the FDA as part of its Transparency Initiative, launched a voluntary pilot program calling on biopharmaceutical research companies to release clinical study reports summarizing clinical trial data. Following the completion of this pilot program in March 2020, the FDA may consider making release of clinical study reports mandatory and may consider making additional information publicly available on a routine basis in response to concerns expressed by the academic community emphasized by the COVID-19 pandemic, including information we may consider to be trade secrets or other proprietary information. If the FDA takes these measures, we may be forced to disclose propriety information about our products, research and processes, which could materially harm our business.

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. We may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

If third-party intellectual property infringement claims are asserted against us, it may prevent or delay our development and commercialization efforts and have a material adverse effect on our business and future prospects.

Our commercial success depends in part on our avoiding infringement on the patents and proprietary rights of third parties. There is substantial litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology, pharmaceutical therapeutic and related industries, including patent infringement lawsuits, interferences, oppositions, and reexaminations and other post-grant proceedings before the U.S. Patent and Trademark Office, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our partners are pursuing product candidates. As the biotechnology, pharmaceutical, therapeutic and related industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that our product candidates may infringe upon. Third parties may obtain patents in the future and claim that use of our technologies infringes on these patents. If any third-party patents were to be held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, involves substantial litigation expense and diversion of our management’s attention from our business. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Because of the costs involved in defending patent litigation, we currently lack and may in the future lack the capital to defend our intellectual property rights.

The intellectual property behind our products may include unpublished know-how which is dependent on certain key individuals, as well as existing and pending intellectual property protection.

The commercialization of our products is partially dependent upon know-how and trade secrets held by certain individuals working with and for us. Because the expertise runs deep in these few individuals, if something were to happen to any or all of these individuals, the ability to properly manufacture our products without compromising quality and performance could be diminished greatly. Further, while our employees and contractors are subject to non-disclosure obligations, any misappropriation of confidential information including trade secrets and know-how could allow our competitors and others to overcome any advantage we have and reduce our market share and viability.

We may need to obtain licenses to intellectual property rights from third parties.

We may need to obtain licenses from third parties to sell products as intended, particularly to the extent we proceed with our planned operations selling exosome products. We may fail to obtain these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to sell such products or generate revenue therefrom, which could harm our business. We cannot provide any assurances that third-party patents do not exist that might be enforced against our products or those of our collaborators, resulting in either an injunction prohibiting our sales, or, with respect to our sales and other activities, an obligation on our part to pay royalties and/or other forms of compensation to third parties

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to develop and commercialize products. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater research, development, production and commercialization capabilities. We may not be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding products that we may seek to acquire; in which case our business could be harmed.

We may in the future be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe on our patents or the patents of our licensors. To counter such infringement or unauthorized use, we may be required to file infringement claims, or we may be required to defend the validity or enforceability of such patents, which can be expensive and time-consuming. In an infringement proceeding, a court may decide that either one or more of our patents or our licensors’ patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions regarding our patents or patent applications or those of our partners or licensors. An unfavorable outcome could require us to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may cause us to incur substantial costs and distract the attention of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Common Stock.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

We may be subject to claims asserting that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we succeed, litigation could cause substantial cost and be a distraction to our management and other employees.

Risks Related to Our Planned Sale of Exosome Products

We have yet to enter into an agreement to develop or commercialize any exosome products, and there can be no assurance that we will be successful.

Our planned operations of selling exosome products have not commenced, and management has only just began developing a business plan for our entry into the regenerative health market and sale of exosome products. As such, investors will face difficulty in evaluating that proposed aspect of our business. The use of exosomes is a relatively new therapeutic approach and no products based on exosomes have been approved to date in the U.S., the United Kingdom, or the European Union. The FDA imposes robust regulatory requirements, including clinical trials and safety testing, prior to commercialization. Further, we will rely almost entirely on third parties with respect to these efforts except for sales which can only commence when the substantial development and testing stages have been completed. As such it is difficult to accurately predict the developmental challenges we may face in this industry. As a result of these factors, it is more difficult for us to predict the timeline and cost of our planned operations with respect to exosome products. We could deploy significant capital and human resources on this endeavor and ultimately not obtain rights to or sell any products or otherwise be successful. Delay or failure to obtain or unexpected costs in obtaining commercialization of exosome products could decrease our ability to generate sufficient revenue in which case our business and prospects may be harmed.

Because the future commercial success of our planned exosome products sales efforts will depend on gaining regulatory approval for such products over which we will have no control, we cannot generate revenue therefrom without our collaborative partners obtaining approvals.

Our long-term success and generation of revenue from the sale of exosome products will depend upon the successful development of such products by our collaborative partners. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. The process for obtaining regulatory approval to market product candidates is expensive, usually takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to generate revenues would be adversely affected if our collaborative efforts with third parties are delayed or unable to successfully develop the underlying products. We cannot guarantee that any marketing application for the exosome products we seek to sell will be approved. If regulatory approval of these products is not obtained or is significantly delayed, we cannot generate revenue therefrom, and we may need to significantly curtail these operations, regardless of our expenditures on this endeavor.

Negative developments in the field of exosomes could damage public perception of the products we seek to sell.

Exosome therapeutics are novel and unproven, with no exosome therapeutic approved to date. Exosome therapeutics may not gain the acceptance of the public, medical or health and wellness communities. To date, other efforts to leverage natural exosomes have generally demonstrated an inability to generate exosomes with predictable biologically active properties or to manufacture exosomes at suitable scale to distribute as intended. If any of the exosome products is unable to successfully target a certain cell type or pathway to provide the benefits for which it was designed and marketed, it may indicate that we will not be able to bring that product to market, including due to adverse impact on the public’s perception of the product and exosome therapeutics in general.

Any future negative developments in the field of exosomes and their use could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the development, testing or approvals of the products we intend to eventually sell.

Changes in exosome product manufacturing or formulation may result in additional costs or delay, which could adversely affect our business, results of operations and financial condition.

As product candidates are developed through testing towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods or formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause prospective exosome products to perform differently and affect the results of ongoing or planned research and development efforts conducted with the altered materials. In addition, such changes and any other similar changes in the future may also require additional testing, notification to or approval by the FDA or other regulatory authorities. This could delay completion of development efforts, require further testing or studies, create the needed for repetition of one or more steps in the process, increase related costs, delay regulatory approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

Item 2. Properties

Our principal offices are located at 150 Motor Parkway, Suite 401. The lease is fir a 6-month term at a base rent of $1,200 per month, plus additional fees for some services. The Office is located in a co-office location and is approximately 200 square feet and is currently sufficient for the needs of the Company.

Item 3. Legal Proceedings

I.

Our wholly owned subsidiary, formerly Cannagistics, Inc., (a Nevada corporation), now called Global3pl, Inc., (A Delaware corporation) is a party to a case titled William Prusin v. Precious Investments Inc., and Kashif Khan. The litigation was commenced in the Ontario Superior Court of Justice (Commercial List) on July 20, 2016. The litigation stems from a diamond purchase agreement entered into on April 1, 2016, between Dr. William Prusin and Precious Investments Inc. By virtue of the terms of the agreement, Precious Investments purchased Dr. Prusin’s diamond portfolio, which was valued at $3.8 million (CDN) for the purposes of the agreement. In exchange for the diamond portfolio, Dr. Prusin was provided with 1,324,413 common shares of Precious Investments.

In the Statement of Claim, the plaintiff is alleging a breach of the Ontario Securities Act and claims that documents provided to him contain untrue statements of material fact or omissions. The plaintiff has also alleged that Precious Investment and Mr. Khan distributed securities in Ontario without issuing a prospectus and obtaining the required prospectus exemption or a registration exemption. In the alternative, the plaintiff has alleged that Mr. Khan made fraudulent misrepresentations which induced Dr. Prusin to enter into the diamond purchase agreement. The fraudulent misrepresentation allegation involves the future value of Precious Investments, Inc., shares, the timing by which Dr. Prusin had to sign the diamond purchase agreement, the involvement of Dundee Capital Markets, Mr. Khan’s investment in Precious Investments, and the management team at Precious Investments. Given these allegations, the plaintiff claims that he is entitled to obtain an order rescinding the diamond purchase agreement.

The Company and Mr. Khan deny all of the plaintiff’s allegations. The Company and Mr. Khan deny that any documents provided to Dr. Prusin constitute an “offering memorandum”, or that any prospectus was required under the Ontario Securities Act since the transaction falls within the exemption set out in National Instrument 45-106. In addition, the defendants deny that any fraudulent misrepresentation was made to Dr. Prusin. The defendants have filed a counterclaim against Dr. Prusin, alleging a breach of the diamond purchase agreement.

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

Fiscal Year Ending July 31, 2021
Quarter Ended	High $	Low $
July 31, 2021	0.0770	0.0106
April 30, 2021	0.1019	0.0274
January 31, 2021	0.0926	0.0056
October 31, 2020	0.0420	0.0052

Fiscal Year Ending July 31, 2020
Quarter Ended	High $	Low $
July 31, 2020	0.35	0.036
April 30, 2020	0.32	0.13
January 31, 2020	0.261	0.05
October 31, 2019	0.33	0.261

On October 28, 2021, the last sales price per share of our common stock on the OTCPink was $0.0091.

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

Holders of Our Common Stock

As of October 31, 2021, we had 219,468,674 common shares issued and outstanding, held by approximately 182 shareholders of record, other than those held in street name.

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

None. All information is set forth on Form 8-K filed with the Securities and Exchange Commission on July 16, 2021.

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

Results of Operations for the Years Ended July 31, 2021, and July 31, 2020

Revenues

We generated revenue of $-0- for the year ended July 31, 2021, as compared with $-0- for the year ended July 31, 2020. All of our revenues were previously generated from the operations of our operating subsidiary, KRG Logistics, Inc., a third-party freight logistics provider.

Our cost of revenues was $-0- for the fiscal year ended July 31, 2021, as compared with $-0- for the fiscal year ended July 31, 2020.

Operating Expenses

Operating expenses decreased to $646,928 for the fiscal year ended July 31, 2021, as compared with $1,695,943 for the fiscal year ended July 31, 2020. Our operating expenses for the year ended July 31, 2021, consisted mainly of Consulting Fees of $190,625, professional fees of $303,110 and general and administrative expenses of $50,141, and bad debt allowance of $87,036 due from a related party. Our operating expenses for the year ended July 31, 2020, consisted mainly of Consulting fees of $1,090,583 and professional fees of $320,474 and general and administrative expenses of $96,161. Bad debt allowance of $158,951 due from a related party.

Other Expenses

We had other expenses of $ 1,743,425 for the fiscal year ended July 31, 2021, as compared with $556,228 for the year ended July 31, 2020.

Net Loss

Net loss for the year ended July 31, 2021, was $2,390,353 as compared with $2,682,500 as compared with for the year ended July 31, 2020.

Liquidity and Capital Resources

As of July 31, 2021, we had total current assets of $45,007 and total assets in the amount of $45,007, after the allowance for Bad Debt. Our total current liabilities as of July 31, 2021, were $4,853,932. We had a working capital of deficiency of $4,808,925 as of July 31, 2021, and $3,792,892 as of July 31, 2020.

Operating activities used $548,038 in cash for the year ended July 31, 2021, as compared with $613,683 in cash for the year ended July 31, 2020. Our net loss of $2,390,353 with Loss on Discontinued Operations of $0, Loss on Conversion of Preferred Stock of $0 and Loss on derivative liabilities of $1,481,943.

We also intend to fund operations through sales and/or debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of July 31, 2021, there were no off-balance sheet arrangements.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2021, we have an accumulated deficit of $(15.612.191). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended July 31, 2021, however we consider our critical accounting policies to be those related to inventory, fair value of financial instruments, derivative financial instruments and long-lived assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of July 31, 2021, and 2020
F-3	Consolidated Statements of Operations for the years ended July 31, 2021, and 2020
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended July 31, 2021, and 2020
F-5	Consolidated Statements of Cash Flows for the years ended July 31, 2021, and 2020
F-6	Notes to Statements

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Cannagistics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannagistics, Inc. (the “Company”) as of July 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two-years in the period ended July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s lack of revenues, continued operating losses and accumulated deficit at July 31, 2021 raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Convertible Debentures

As described in Notes 2 and 6 to the financial statements, the Company had convertible debentures that required accounting considerations and significant estimates.

The Company determined that variable conversion features issued in connection with certain convertible debentures required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model.

We identified the accounting considerations and related valuations, including the related fair value determinations of the embedded derivative liabilities of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, and (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ
November 3, 2021

331 Newman Spring Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Bayville, NJ 08721

CANNNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	July 31, 2020
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,007	$685
Right-to-use asset	—	23,033
Prepaid expenses	15,000	—
Related party receivables, less allowance for doubtful accounts of $1,080,511	—	—
TOTAL CURRENT ASSETS	45,007	23,718

OTHER ASSETS:
Right-to-use asset, net of current portion	—	31,442
Security deposits	—	3,634
TOTAL OTHER ASSETS	—	35,076

TOTAL ASSETS	$45,007	$58,794

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,058,606	$582,963
Lease liability, current portion	—	18,505
Promissory notes	520,000	170,000
Convertible notes payable, net of discount of $301,537 and $58,087 as of July 31, 2021 and 2020, respectively	2,329,996	2,426,254
Derivative liabilities	529,171	205,796
Common stock payable	—	24,998
Related party payables	416,159	388,094
TOTAL CURRENT LIABILITIES	4,853,932	3,816,610

LONG-TERM LIABILITIES
Lease liability, net of current portion	—	38,559
TOTAL LONG-TERM LIABILITIES	—	38,559

LIABILITIES OF DISCONTINUED OPERATIONS	837,778	864,644

TOTAL LIABILITIES	5,691,710	4,719,813

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of July 31, 2021 and 2020, respectively	10,000	10,000
Common stock; $0.001 par value; 500,000,000 and 250,000,000 shares authorized as of July 31, 2021 and July 31, 2020, respectively; 189,561,572 and 105,099,277 outstanding and issued as of July 31, 2021 and 2020, respectively	189,561	105,099
Additional paid-in capital	9,810,927	8,490,720
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(15,612,191)	(13,221,838)
TOTAL STOCKHOLDERS' DEFICIT	(5,646,703)	(4,661,019)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$45,007	$58,794

See accompanying notes to the consolidated financial statements

CANNNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	July 31, 2021	July 31, 2020

Operating expenses
General and administrative expenses	50,141	96,161
Bad debt	87,036	158,951
Rent	16,016	29,774
Consulting	190,625	1,090,583
Professional fees	303,110	320,474
Total operating expenses	646,928	1,695,943

Loss from operations	(646,928)	(1,695,943)

Other income (expense)
Interest Income	87,036	87,037
Interest expense	(760,576)	(464,812)
Gain/(loss) on sale of asset	—	(55,832)
Settlement Fees	(25,000)	—
Loss on derivative liabilities	(1,481,943)	(160,613)
Change in fair value of derivative liabilities	437,058	37,992
Total other expense	(1,743,425)	(556,228)

Loss from continuing operations	(2,390,353)	(2,252,171)

Discontinued operations, including loss on disposal	—	(430,329)

Net loss	(2,390,353)	(2,682,500)

Net loss per common share: basic and diluted	(0.02)	(0.02)

Basic and diluted weighted average common shares outstanding	151,200,965	98,213,338

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2019	93,118,077	$93,030	—	$—	8,000,000	$8,000	$7,382,579	$(45,000)	$—	$(10,539,338)	$(3,100,729)

Shares issued to settle convertible debt	4,500,000	4,500	—	—	—	—	52,575	—	—	—	57,075
Shares issued for cash	2,000,000	2,000	—	—	—	—	73,000	—	—	—	75,000
Shares issued for services	2,500,000	2,500	—	—	2,000,000	2,000	955,635	—	—	—	960,135
Shares issued for settlement of payables	3,000,000	3,000	—	—	—	—	27,000	—	—	—	30,000
Adjustment to equity	(18,800)	69	—	—	—	—	(69)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,682,500)	(2,682,500)
Balance, July 31, 2020	105,099,277	$105,099	—	$—	10,000,000	$10,000	$8,490,720	$(45,000)	$—	$(13,221,838)	$(4,661,019)

Shares issued for conversion of convertible debt	81,962,467	81,962	—	—	—	—	1,297,709	—	—	—	1,379,671
Shares issued for settlement of payables	2,499,828	2,500	—	—	—	—	22,498	—	—		24,998
Net loss	—	—	—	—	—	—	—	—	—	(2,390,353)	(2,390,353)
Balance, July 31, 2021	189,561,572	$189,561	—	$—	10,000,000	$10,000	$9,810,927	$(45,000)	$—	$(15,612,191)	$(5,646,703)

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	July 31, 2021	July 31, 2020
Cash Flows from Operating Activities
Net loss	$(2,390,353)	$(2,682,500)
Loss from discontinued operations	—	430,329

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	—	—
Settlement Fees on conversion of stock	13,000	—
Penalty on convertible note payable	25,000	—
Loss on derivative liabilities	1,481,943	84,629
Change in fair value of derivative liabilities	(437,058)	37,992
Amortization of debt discount	258,176	52,413
Bad debt	—	593,797
Stock based compensation	—	960,135

Changes in assets and liabilities
Accounts receivable and other receivables	—	498,766
Related party receivables	—	1,900
Prepaid expense	(15,000)	16,515
Security deposit	3,634	—
Accounts payable and accrued expenses	475,643	(255,311)
Accounts payable - related parties	39,977	22,149
Net cash used in operating activities of continuing operations	(548,038)	(239,186)
Net cash used in operating activities discontinued operations	—	(374,497)
Net cash used in operating activities	$(548,038)	$(613,683)

Cash Flows from Investing Activities
Sale of equipment	—	54,296
Sale of subsidiary	—	124,858
Net cash used in investing activities	—	179,154

Cash Flows from Financing Activities
Proceeds from convertible notes, net of amortization of $12,000	384,305	324,050
Proceeds from promissory notes	175,000	7,500
Proceeds from line of credit	—	276,321
Proceeds from stock purchases		75,000
Proceeds from related parties	151,955	—
Payments on line of credit	—	(245,787)
Payments on promissory notes	—	(2,500)
Payments on convertible notes	(10,000)	—
Payments to related parties	(123,900)	—
Net cash provided by financing activities	577,360	434,584

Net increase in cash	29,322	55

Cash, beginning of period	685	630

Cash, end of period	30,007	685

Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Cash paid for tax	—	—

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$187,000	$—
Conversion of notes payable, fees and derivative liabilities	$1,379,671	$68,275
Conversion of common stock payable	$24,998	$—

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2021, Cannagistics, Inc. (the “Company”) entered into a Reorganization and Stock Purchase Agreement (the “Agreement”) with Availa Bio, Inc. (“Availa”) and The Integrity Wellness Group, Inc., formerly known as Cannaworx Holdings, Inc. (“Integrity Wellness”). Pursuant to the Agreement, the Company purchased 100% of the outstanding capital stock of Integrity Wellness from Availa in exchange for 4,400,000 shares of the Company’s Series F Convertible Preferred Stock (the “Series F”).

The Agreement provides for certain post-closing actions to be taken by the Company, including (i) effecting a 1-for-100 reverse stock split of the Company’s common stock (later modified to be 1-for-40 reverse stock split), (ii) the Company using its best efforts to consummate a $5,000,000 financing, some of the proceeds of which to be used to pay the Note as defined below, (iii) the Company effecting a name change, (iv) the officers and directors of the Company consisting of Rob Gietl, President and Director and James W. Zimbler, Vice-President and Director, and (v) the holders of the Company’s 10,000,000 outstanding shares of Series D Convertible Preferred Stock converting their shares into a total of 745,000,000 shares of the Company’s common stock pursuant to conversion agreements with such holders.

In connection with the Agreement, the Company borrowed $175,000 from Cimarron Capital, Inc. (“Cimarron”) and issued Cimarron two separate Promissory Notes for $150,000 and $200,000, respectively, both dated July 6, 2021 (the “Notes”). The Notes bears 0% interest and is payable upon the earlier of the closing of a securities offering or July 6, 2022.

In addition, pursuant to the Agreement the Company, either directly or through Integrity Wellness which as a result of the share exchange became a wholly owned subsidiary of the Company, entered into the following employment and consulting agreements:

The Company previously entered into a Consulting Agreement with Rob Geitl dated July 1, 2020, for an initial term of three years. Under this Consulting Agreement, Mr. Geitl will serve as the Chief Executive Officer of the Company and will be compensated as follows: (i) (A) for the first year of the initial term, $15,000 per month, (B) for the second year of the initial term, $17,500 per month, and (C) for the third year of the initial term, $20,000 per month; and (ii) a number of shares of restricted common stock equal to 5% of the Company’s issued and outstanding common stock, or 9,158,333 shares, with one-half of such shares vesting in 18 months and the other half vesting of such shares at the end of the initial term.

The Company entered into a Consulting Agreement with Emerging Growth Advisors, Inc., wholly owned by James W. Zimbler, dated July 1, 2021, for an initial term of three years. Under this Consulting Agreement, Emerging Growth Advisors, Inc. will be compensated 12,500 per month and a Health Insurance Allowance of up to $1,500 per month. The Agreement also provides that Emerging Growth Advisors, Inc., shall receive 900,000 shares of Series E Preferred Stock in exchange for the cancellation of 6,000,000 shares of Series D Preferred Stock in the name of Emerging Growth Advisors, Inc.

The Company entered into a Consulting Agreement with Cimarron dated July 1, 2021, for an initial term of 30 months. Under this Consulting Agreement, Cimarron will provide the Company certain strategic and business development services in exchange for (i) 900,000 shares of its Series E Convertible Preferred Stock (the “Series E”), (ii) a monthly fee of $5,000, and (iii) 10% of the net proceeds of any business generated for the Company by Cimarron.

The Company entered into a Consulting Agreement with Leonard Tucker LLC (“LT LLC”) dated July 1, 2021, for an initial term of 30 months. Under this Consulting Agreement, LT LLC will provide the Company with certain business and compliance services in exchange for (i) 1,800,000 shares of its Series E, (ii) a monthly fee of $12,500, and (iii) 10% of the net proceeds of any business generated for the Company by LT LLC.

The Agreement also contains customary indemnification obligations in the event of a material breach of any representation, warranty, agreement, or covenant contained in the Agreement.

Current Projects in Development

Integrity Wellness

Our Products

Through Integrity Wellness we currently have approximately 20 developed products, the majority of which we offer at retail prices ranging from approximately $30 to $60 (excluding our veterinary and agricultural product offerings). [Our current developed products are either backlogged, in the process of being produced or are ready for production.] We have received approval from the U.S. Food and Drug Administration (the “FDA”) for two of our products’ claims, and we have FDA applications in process for two products’ claims, as indicated below. We have patents issued for six of our products, and 15 patent applications pending, as indicated below. However, we presently lack the capital to produce sufficient inventory and, accordingly, will be reliant upon raising additional funds in this offering to further commercialize these products If we are unable to raise sufficient funds in this offering or through other means, the production and distribution of these products may be delayed or discontinued. Further, some of the patent rights and licenses for the below products are subject to uncertainty due to potential procedural and documentation issues in connection with the July 2021 Integrity Wellness acquisition. See the risk titled “If we cannot obtain or protect intellectual property rights related to our products, including due to uncertainties surrounding our acquisition of Integrity Wellness and its purported product portfolio, we may not be able to compete effectively in our markets” for more information. The following is a brief description our current products portfolio:

Products with Issued Patents

Canagel - (Anhydrous Hydrogel Composition and delivery system)

Patented Full Spectrum Phytocannabinoid delivery with FDA approved pain claim. The one and only FDA-approved pain claim in the market for an oral CBD product.

We have Exclusive World-wide access to Patent No. US 10,143,755

Patent Issued: December 4, 2018

Patent Expires: December 8, 2037

Silverpro - (FDA Cleared)

Patented Compression Fabric in the marketplace with FDA pain clearance

Patent No. US 9,878,175 (European Patent has been allowed)

Patent Issued: January 30, 2018

Patent Expires: June 2036

Thin Film Toothpaste Strip

Patented Fluoride doses-controlled children’s toothpaste strip

(2 Patents issued) Patent No. US 9,656,102

Patent Issued: May 23, 2017

Patent Expires: December 21, 2033

Patent No. US 10,105,296

Patent Issued: October 23, 2018

Patent Expires: December 31, 2034

ImmuniZin (Immune Booster)

Some ImmunaZin Ingredients and Expectations

● Pepsin -- the main ingredient now famous for rapid recovery. We take pepsin and break it down into fragmented particles that are better absorbed into the digestive tract. These pepsin fragments directly modulate immune system activity by inducing potent T-cell response resulting in boosted immunity.

● Hemp seed oil helps balance healthy cholesterol levels, fights depression and anxiety, improves eye health, promotes brain health, reduces metabolic syndrome, reduces inflammation, fights autoimmune disease and mental disorders, reduces fatty liver, promotes bone and joint health and improves sleep and skin.

Irreversibly-inactivated pepsinogen fragments for modulating immune function (Immune Booster- FDA Cleared)

Patent No. US 8,309,072

Patent Issued: November 13, 2012

Patent Expires: June 18, 2029

Novel Fertilizer

Patent No. US 9,981,886

Patent Issued: May 29, 2018

Patent Expires: August 12, 2036

Pending Patent Applications

Cannabinoid, Menthol and Caffeine Dissolvable Film Composition, Devices and Methods

US Application No. 16/558,872; International Application PCT/US2019/049309

Cannabinoid and Menthol Gum and Lozenge Compositions and Methods

US Application No. 16/555,022 (US Application No. 62/869,121 is a provisional US application for this US application); International Application PCT/US2019/048740

Cannabinoid and Anesthetic Gum and Lozenge Compositions and Methods

US Application No. 16/554,930 (US Application No. 62/869,118 is a provisional US application for this US application); International Application PCT/US2019/048728

Cannabinoid and Anesthetic Compositions and Methods

US Application No. 16/419,274; International Application PCT/US2019/048690

C-Biscuit

Hemp rich suppository for racehorse industry for rapid recovery from injury Veterinary Cannabinoid, Menthol and Anesthetic Compositions and Methods

Application No. 16/555,241; International Application PCT/US2019/048789

Veterinary Cannabinoid and Menthol Compositions and Methods

Application No. 16/419,392; International Application PCT/US2019/048695

Cannabinoid and Menthol Gel Compositions, Patches and Methods

US Application No. 16/558,780; International Application PCT/US2019/049294

Cannabinoid and Menthol Compositions and Methods

US Application No. 16/419,336; International Application PCT/US2019/048691

Thin Film Toothpaste Strip, European Application

Application No. 14876319.6

Thin Film Toothpaste Strip, Eurasian Application

Application No. 201600502/28.

Fertilizer

Water retaining Hemp enhanced fertilizer, water plant once every two weeks

U.S. Application No. 15/986,111

Inactivated Pepsin Fragment (IPF) and Full Spectrum Cannabidiol (CBD) Compositions and Methods

U.S. Provisional Patent Application No. 62/859,422

Skin Cream

Relates to compositions and methods for the prevention and treatment of skin disorders and for the rejuvenation of the skin. In particular, the application describes topical compositions and methods of treatments comprising the combined use of one or more cannabinoids and one or more hydroxy acids in a suitable carrier.

U.S. Application No. Application 15/233,251

Other Products

IcyEase

Adhesive Ice Pack for muscle/joint pain to cool surface and address pain.

Patent-pending, FDA pain claim in progress

Slim-D

Appetite-suppressant oral strip with 50 mg Hoodia & 10 mg Full Spectrum Phytocannabinoid

Energy Lighting Strips

High caffeine fast dissolving oral energy strip with Matcha Green Tea and Hemp/Full Spectrum Phytocannabinoid

Micro Voltage Trans Derm C

for pain with unique and superior absorbing features due to wearer‘s movement generated Micro Voltage

CBD 600

Hemp Rich oral tincture with FDA cleared legal pain claim. One and only with FDA clearance.

Global3PL Inc. (NY)

During the past 2 plus years, Global3PL Inc. (a New York Corporation) has consulted with logistics and technology experts to design and begin the development of a best-of-breed, first-of-kind information technology system. To date, about eighteen (18) months’ worth of custom coding by our contractor has been completed with an expectation of an additional 2-3 months of work still required for it to be ready for testing. Upon completion, it is intended that clients shall be able to login to the system to communicate and transact business with the Company in real-time, as it relates to aspects of the client’s supply chain. This can include the tracking of inbound raw material from various vendors, the manufacturing schedule of finished goods, inventory tracking of raw materials and finished goods, international compliance documentation, and the contacting and tracking of the shipping of the finished goods to their delivery destination(s). Though the Company has high expectations for the functionality of the new system, it does not make any assurances that the system will be completed, shall work as planned if completed, nor be embraced by potential clients as intended.

Therefore Global3pl, Inc. (NY) was to be a logistics subsidiary serving the just-in-time inventory & distribution industry, as well as the special and general commodities sector of the North American freight industry. “Just-in-time” is an industry word for delivery a product or other item to an end user right before it is needed. It is used in place of an end user storing a large quantity of inventory. Shippers will be able to sync to our system for a real-time 360 views of their product shipments, including, location updates, verification, and risk mitigation. The customer will be able to Geolocation GPS tracking of freight movement; create automated notifications with consolidated and automated notifications, payments, and reporting. The Shipper interface will also allow customers to push or post freight orders. The software system will also allow for lead-generation, data analysis, collaboration among shippers, Automated billing and collections, and automated payments. The SAAS-based platform ecosystem will fully integrate all aspects of the Company’s operations, from receiving raw materials for clients, through product manufacturing, document compliance, distribution, and shelf-life batch tracking. It had been expected to be operational in the third or fourth quarter of 2020, however due to economic conditions from the COVID-19 Pandemic, and the need for funding related, to complete the process, we have been delayed and hope to be operational by the end of the second quarter of 2021.

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

Our targeted client markets (OTC, pharmaceutical, nutraceutical, cosmetics, and Hemp/CBD-related products) are heavily regulated, and highly fragmented from state to state, and country to country. Every country has their own certified product standards, such as the FDA in the U.S. Target client markets require batch product tracking throughout shelf life and GMP certified standards in manufacturing. There is currently, we believe, a lack of seamless automation across the supply chain.

Our solution offers a fully automated and scalable service for end-to-end information, manufacturing, sales, and tracking. We believe the benefits achieved from our logistics services for clients are as follows:

▪	Ability to track products from ingredient stage all the way to sale;

▪	Provides 24/7 visibility;

▪	Expands collaboration;

▪	Provide a single point of access:

▪	Incorporates big data and client behavior statistics;

▪	Reduces redundancy;

▪	Increases productivity;

▪	Offers a subscription-based model; and

▪	Capable of supporting multiple client usage.

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

Basis of Presentation

We have summarized our most significant accounting policies for the fiscal years ended July 31, 2020 and July 31, 2020

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instruments are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of July 31, 2021, and July 31, 2020:

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$529,171	$529,171

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$205,796	$205,796

 Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of July 31, 2021, and 2020 the allowance for doubtful accounts was $0 and $0, respectively.

Revenue Recognition

The Company recognizes revenue related to transaction from its third-party logistics sales by performing the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (i) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Amounts invoiced or collected in advance of product delivery or providing services are recorded as unearned revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience.

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

Leases

In February 2016, FASB issued ASU-2016-02 (Topic 842) “Leases”, provides accounting guidance for leases, recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. Effective August 1, 2019, the Company implemented ASU 2016-02 under the modified retrospective method. As a result, the Company recognized right of use assets of $54,475 and lease liabilities of $57,064. During the year ended July 31, 2021, the Company terminated its’ existing lease and entered a new lease on a month-to-month basis. As such, the Company no longer has a right of use asset or lease liability at July 31, 2021.

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

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of July 31, 2021, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these July 31, 2021, financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2021, the Company has an accumulated deficit of $15,612,191, and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,296 for $10 dollars. As such, the assets of KRG Logistics, Inc. were removed from the accounts, and all remaining liabilities were classified as Discontinued Operations in the accompanying Balance Sheets. As of July 31, 2021, and July 31, 2020, the summaries of liabilities pertaining to discontinued operations were as follows:

	July 31,	July 31,
	2021	2020
Accounts payable	$460,262	$462,130
Royal Bank line of credit	289,242	289,242
Unearned revenue	14,833	14,833
Accrued liabilities	64,663	64,663
Custom duties & GST payable	6,019	6,019
HST	2,759	2,759
Liabilities of discontinued operations	$837,778	$864,644

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of July 31, 2021, and July 31, 2020, consisted of the following:

Description	July 31, 2021	July 31, 2020
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 8% per annum.	$135,000	$135,000
Note payable dated February 4, 2020, matured February 4, 2021, bearing interest at 18% per annum.	$5,000	$5,000
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 0% per annum.	$200,000	$0
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 0% per annum.	$150,000	$0
Total	$520,000	$170,000
Less current portion of long-term debt	$520,000	$170,000
Total long-term debt	—	—

Interest expense for the year ended July 31, 2021, and 2020 was $14,700 and $17,350, respectively.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of July 31, 2021, and July 31, 2020, consisted of the following:

Description	July 31, 2021	July 31, 2020

Convertible note agreement dated November 1, 2013, in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018, in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019, in the amount of $800,000 payable and due on March 20, 2020, bearing interest at 24% per annum.	$800,000	$800,000
Convertible note agreement dated June 28, 2019, in the amount of $300,000 payable and due on June 28, 2020, bearing interest at 20% per annum.	$300,000	$300,000
Convertible note agreement dated August 6, 2019, in the amount of $31,500 payable and due on August 6, 2020, bearing interest at 20% per annum.	$31,500	$31,500
Convertible note agreement dated August 19, 2019, in the amount of $3,800 payable and due on August 19, 2020, bearing interest at 24% per annum.	$3,800	$3,800
Convertible note agreement dated September 4, 2019, in the amount of $36,500 payable and due on September 4, 2020, bearing interest at 20% per annum.	$36,500	$36,500
Convertible note agreement dated December 4, 2019, in the amount of $95,000 payable and due on December 4, 2020, bearing interest at 12% per annum.	$147,500	$95,000
Convertible note agreement dated February 10, 2020, in the amount of $15,000 payable at February 10, 2021, bearing interest at 12% per annum.	$—	$15,000
Convertible note agreement dated February 28, 2020, in the amount of $67,500 payable at February 28, 2021, bearing interest at 12% per annum.	$—	$67,500
Convertible note agreement dated April 15, 2020, in the amount of $31,500 payable at April 15, 2021, bearing interest at 10% per annum, net of discount.	$15,887	$31,500
Convertible note agreement dated December 2, 2020, in the amount of $40.000 payable and due on December 2, 2021, bearing interest at 12% per annum.	$40,000	$—
Convertible note agreement dated April 6, 2021, in the amount of $53,000 payable and due on April 6, 2022, bearing interest at 12% per annum.	$53,000	$—
Convertible note agreement dated April 7, 2021, in the amount of $111,555 payable and due on April 7, 2022, bearing interest at 10% per annum.	$111,555	$—
Convertible note agreement dated April 12, 2021, in the amount of $43.000 payable and due on April 12, 2022, bearing interest at 12% per annum.	$43,000	$—
Convertible note agreement dated April 20, 2021, in the amount of $43,750 payable and due on April 20, 2022, bearing interest at 12% per annum.	$43,750	$—
Convertible notes total:	$2,671,533	$2,475,341

The Company recognized $0 of debt discount accretion expense on the above notes. Interest expense related to these notes for the year ended July 31, 2021, and 2020 was $403,150 and $384,649.

Derivative liabilities

Certain of the Company’s convertible notes are convertible into a variable number of shares of common stock for which there is not a floor to the number of common shares the Company might be required to issue. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results each reporting period. The Company uses the Black-Scholes option pricing model for the valuation of its derivative liabilities as further discussed below. There are no material differences between using the Black-Scholes option pricing model for these estimates as compared to the Binomial Lattice model.

During the year ended July 31, 2021, seven new notes with a variable-rate conversion feature were issued. The Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $866,327. Since the fair value of the derivative was in excess of the proceeds received, a full discount to the convertible notes payable and a day one loss on derivative liabilities of $608,327 was recorded during the year ended July 31, 2021. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0029 to $0.0058, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.007 to $0.034, an expected dividend yield of 0%, expected volatilities ranging from 219%-279%, risk-free interest rate ranging from 0.12% to 0.15%, and expected terms ranging from nine months to one year.

As of July 31, 2020, the Company had existing derivative liabilities of $205,796 related to two convertible notes. During the year ended July 31, 2021, approximately $280,000 in principal and accrued interest of the outstanding convertible notes along with fees of $19,000 were converted into 81,962,467 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the year ended July 31, 2021, the Company recorded $980,010 to additional paid-in capital for the relief of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0011 to $0.007, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.006 to $0.034, an expected dividend yield of 0%, expected volatility ranging from 215% to 278%, risk-free interest rates ranging from 0.12% to 0.15%, and expected terms ranging from 0.01 to 0.48 years.

On July 31, 2021, the derivative liabilities on these convertible notes were revalued at $529,171 resulting in a loss of $437,058 for the year ended July 31, 2021, related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0061 to $0.0064, the closing stock price of the Company's common stock on the date of valuation of $0.023, an expected dividend yield of 0%, expected volatility of 296%, risk-free interest rate of 0.07%, and an expected term ranging from 0.50 to 0.72 years.

The Company amortizes the discounts over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the year ended July 31, 2021, the Company amortized $325,355 to interest expense. As of July 31, 2021, discounts of $301,537 remained for which will be amortized through July 2022.

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $3,065 and $45,269 during the year ended July 31, 2021, and 2020, respectively. As of July 31, 2021, and July 31, 2020, there were $416,159 and $388,094 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the year ended July 31, 2021, and 2020 consulting fees paid were $285,157 and $130,437 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018, entered into a related party (that being Recommerce Group, Inc. and our former President and current Vice-President of Corporate Finance and a Director, is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $87,036 and $87,037 for the year ended July 31, 2021, and 2020, respectively, has been recorded in the financial statements.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of Preferred stock. As of July 31, 2021, and July 31, 2020, there were 189,561,572 and 105,099,277 shares of common stock outstanding, respectively. There were 10,000,000 shares of Series D Preferred stock outstanding as of July 31, 2021, and July 31, 2020, respectively.

On November 1, 2017, we effected a one-for-four reverse stock split. All share and per share information has been retroactively adjusted to reflect the stock split.

NOTE 9 – WARRANT

On April 15, 2020, the Company issued a five year Common Stock Purchase Warrant in connection with a $31,500 convertible promissory note. The warrant is convertible into 437,500 shares of the Company’s common stock at $.12 per share.

On April 23, 2020, the Company issued a three year Common Stock Purchase Warrant in connection with a $75,000 investment in the Company’s common stock. The warrant has a conversion price of $.15 per share of the Company’s common stock.

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

The Company has been made aware of potential litigation from a creditor of the Company, Sanguine Group, LLC and Garden State Holdings LLC, which are controlled by the same individual. While the Company does not have actual notice of such potential litigation, the Company was made aware of the statement from the Sanguine Group, LLC, in a separate litigation involving Availa Bio, Inc., the now controlling shareholder of the Company, and a party unrelated to the Company.

NOTE 11 – SUBSEQUENT EVENTS

Management of the Company has evaluated the subsequent events that have occurred through the date of the report and determined that the following subsequent events require disclosure:

On August 5, 2021, the Company issued FirstFire Global Opportunities Fund LLC, a Delaware limited liability company an Original Issue Discount $500,000 Promissory Note with a net amount of $250,000 from August 6, 2021. The Note bears 0% interest and is payable August 5, 2022, unless converted into shares of common stock by the Holder at the conversion price of $0.01 per share.

On August 10, 2021, the Company issued GS Capital Partners LLC, a New York limited liability company an Original Issue Discount $150,000 Promissory Note, with a net amount of $75,000, from August 11, 2021. The Note bears 0% interest and is payable August 10, 2022, unless converted into shares of common stock by the Holder at the conversion price of $0.01 per share.

On August 25, 2021, the Company issued GW Holdings Group LLC, a New York limited liability company an Original Issue Discount $200,000 Promissory Note, with a net amount of $100,000, from August 23, 2021. The Note bears 0% interest and is payable August 23, 2022, unless converted into shares of common stock by the Holder at the conversion price of $0.01 per share.

Effective September 1, 2021, the Company leased office space through Regus at Hauppauge Center, 150 Motor Parkway, Suite 401, Hauppauge, NY 11788. The term is for 6 months at a base rent of $1,200. The space is sufficient for the Company needs.

The Company has been made aware of potential litigation from a creditor of the Company, Sanguine Group, LLC and Garden State Holdings LLC, which are controlled by the same individual. While the Company does not have actual notice of such potential litigation, the Company was made aware of the statement from the Sanguine Group, LLC, in a separate litigation involving Availa Bio, Inc., the now controlling shareholder of the Company, and a party unrelated to the Company.

On September 15, 2021, the Company filed a Def14C Information Statement. The Def14C Information Statement set out the plan of the Company to amend its name to The Integrity Wellness Group, Inc., or some other similar name, and to effectuate a reverse stock split of its common stock of one (1) new share of common stock for each forty (40) old shares of common stock.

On October 26, 2021, the Company issued Emerging Capital Strategies, Ltd., a New York corporation, owned and controlled by James W. Zimbler, our VP and a Director, an Original Issue Discount $168,000 Promissory Note, with a net amount of $84,000, from funds advanced to the Company and its subsidiary The Integrity Wellness Group, Inc., on October 12, 2021. August 23, 2021. The Note bears 0% interest and is payable in six months or if the Company raises a minimum of $1,000,000 in debt or equity. Emerging Capital Strategies, Ltd. has the right under the Note to assign the amount due into shares of a qualified offering under Regulation A at the offering price, or at $0.01 per shares if the shares are issued under Regulation D.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name, age, and position of our current director and executive officer as of the date of this Annual Report.

Name	Age	Position(s) and Office(s) Held
Rob Gietl	57	President/CEO and Director
James W. Zimbler	56	Vice President and Director

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

For the fiscal year ending July 31, 2021, the board of directors:

• Reviewed and discussed the audited financial statements with management, and

• Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

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

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended July 31, 2021, 2020 and 2019.

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earning ($)	All Other Compensation ($)	Total ($)
Rob Gietl, Chairman and President/CEO	2021	30,000	0	0	0	0	0	0	30,000
	2020	90,000 (1)	0	367,485 (2)(4)	0	0	0	0	457,485
	2019	-	0	0	0	0	0	0	0

James W. Zimbler, Vice President and Director	2021	92,657	0	0	0	0	0	0	92,657
	2020	90,000	0	29,500,000 (3)(4)	0	0	0	0	29,741,133
	2019	151,133	0	0	0	0	0	0	0

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

(4)       The valuation of the stock grant of Series D Preferred Stock is based on an analysis of FASB ASC 718-10 and FASB ASC 505-50 as is more fully described in Footnote 10 to the July 31, 2019, year-end financial states incorporated herein.

Narrative to Summery Compensation Table

On October 1, 2018, we entered into an employment agreement with James W. Zimbler (“Zimbler”) to be our Chief Executive Officer (the “Zimbler Agreement”). Effective with the appointment of Rob Gietl as President/CEO and Chairman of the Board of Directors, the Employment Agreement was superseded by a consulting Agreement dated July 1, 2020, with a term of three years. The Consulting Agreement has the following material terms. A consulting fee of $15,000 is payable per month for the first year increasing by $2,500 per year for the next two years. Consultant is also entitled to an additional payment of up to $1,500 per month to cover the cost of Health Insurance. Consultant is also to be reimbursed for reasonable expenses performed on behalf of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 12, 2020, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 150 Motor Parkway, Suite 401, Hauppauge, NY 11788.

	Common Stock		Series D Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
James Zimbler (3)	398,750,000(6)	80%	6,000,000	80%
Rob Gietl (4)	145,000,000	58%	2,000,000	20%
All Directors and Executive Officers as a Group (2 persons)	580,000,000	85%	8,000.000	80%
5% Holders
Solid Bridge Investments, Inc. (5)	145,000,000	58%	2,000,000	20%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.
(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 105,099,277 shares of common stock outstanding as of August 26, 2020. The percent of Series D Preferred Stock is based on 10,000,000 shares of Series D Stock outstanding as of August 26, 2020.
(3)	Mr. Zimbler, though Emerging Growth Advisors, Inc., is the holder of 6,000,000 shares of Series D preferred stock, that may be converted into 435,000,000 shares of common stock.
(4)	Mr. Gietl is the holder of 2,000,000 shares of Series D preferred stock that may be converted into 145,000,000 shares of common stock. The amount listed includes the total amount of common stock if the Series D Preferred were converted, although the Series D Preferred contains voting rights equal to the conversion total.
(5)	Carlos Defex and Veronica Defex are the beneficial owners and control persons for Solid Bridge Investments, Inc. are the holder of 2,000,000 shares of Series D preferred stock that may be converted into 145,000,000 shares of common stock. The amount listed includes the total amount of common stock if the Series D Preferred were converted, although the Series D Preferred contains voting rights equal to the conversion total.
(6)	Emerging Growth Advisors, Inc., transferred a total of 36,250,000 shares of common stock to The Sanguine Group, LLC control person is Robert duPurton. The shares were transferred pursuant to an agreement as part of a Promissory Note, dated March 19, 2019, between the Company and The Sanguine Group, LLC, whereby Emerging Growth Advisors, Inc, agreed to grant The Sanguine Group, LLC 500,000 shares of the then issued and outstanding Series C Preferred Stock, which Series C Preferred Shares were converted into common stock on May 15, 2019. The amount listed includes the total amount of common stock if the Series D Preferred were converted, although the Series D Preferred contains voting rights equal to the conversion total.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Fiscal Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$50.000	$	$0	$0
2021	$50,000*	$	$0	$0

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
November 4, 2021

By:	/s/ James W. Zimbler
James W. Zimbler
Vice-President and Director
November 4, 2021

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
November 4, 2021

By:	/s/ James W. Zimbler
James W. Zimbler
Vice President and Director
November 4, 2021

