Form 10-Q
period 2021-10-31
Cannagistics Inc.
filed 2021-12-20
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2021

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

631-787-8455
(Registrant’s telephone number)

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 266,242,608 common shares as of December 16, 2021.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Interim Balance Sheets as of October 31, 2021 (unaudited) and July 31, 2021 (audited);
F-2	Condensed Consolidated Interim Statements of Operations for the three months ended October 31, 2021 (unaudited) and 2020 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the three months ended October 31, 2021 (unaudited) and 2020 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements. (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2021, are not necessarily indicative of the results that can be expected for the full year.

3

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2021	July 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,158	$30,007
Shareholder Loan receivable	40,000	—
Prepaid expenses	25,000	15,000
Related party receivables, less allowance for doubtful accounts of $1,102,270	—	—
TOTAL CURRENT ASSETS	67,158	45,007

TOTAL ASSETS	$67,158	$45,007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,166,641	$1,058,606
Promissory notes, net of discount of $81,683 October 31, 2021 and July 31, 2021, respectively	52,000	520,000
Convertible notes payable, net of discount of as of $488,141 and $301,537 October 31, 2021 and July 31, 2021, respectively	2,948,767	2,329,996
Derivative liabilities	117,969	529,171
Related party payables	442,161	416,159
TOTAL CURRENT LIABILITIES	5,195,538	4,853,932

LIABILITIES OF DISCONTINUED OPERATIONS	837,778	837,778

TOTAL LIABILITIES	6,033,316	5,691,710

STOCKHOLDERS' DEFICIT:
Preferred stock:	—	—
Series E Preferred Stock; $0.001 par value; 3,600,000 shares authorized, 900,000 and 900,000 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	900	900
Series F Preferred Stock; $0.001 par value; 4,400,000 shares authorized, 4,400,000 and 4,400,000 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	4,400	4,400
Common stock; $0.001 par value; 500,000,000 and 250,000,000 shares authorized as of October 31, 2021 and July 31, 2020, respectively; 219,468,674 and 189,561,572 outstanding and issued as of October 31, 2021 and July 31, 2021, respectively	219,468	189,561
Common stock issuable	290,000	290,000
Additional paid-in capital	25,102,756	24,485,627
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(31,538,682)	(30,572,191)
TOTAL STOCKHOLDERS' DEFICIT	(5,966,158)	(5,646,703)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$67,158	$45,007

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	October 31, 2021	October 31, 2020

Operating expenses
General and administrative expenses	27,126	37,575
Bad debt	21,759	—
Rent	4,928	7,486
Consulting	584,979	28,500
Professional fees	187,115	82,884
Total operating expenses	825,907	156,445

Loss from operations	(825,907)	(156,445)

Other income (expense)
Interest Income	21,759	21,759
Interest expense	(351,918)	(147,634)
Gain/(loss) on sale of asset	—	—
Settlement Fees	(69,875)	(25,000)
Loss on derivative liabilities	130,909	(936,075)
Change in fair value of derivative liabilities	128,541	(42,782)
Total other expense	(140,584)	(1,129,732)

Loss from continuing operations	(966,491)	(1,286,177)

Discontinued operations, including loss on disposal	—	—

Net loss	(966,491)	(1,286,177)

Net loss per common share: basic and diluted	(0)	(0)

Basic and diluted weighted average common shares outstanding	197,407,484	102,834,619

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Preferred Stock C		Preferred Stock D
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders’ Deficit
Balance, July 31, 2020	105,099,277	$105,099	—	$—	10,000,000	$10,000	$8,490,720	$(45,000)	$—	$(13,221,838)	$(4,661,019)

Shares issued for conversion of convertible debt	81,962,467	81,962	—	—	—	—	1,297,709	—	—	—	1,379,671
Shares issued for settlement of payables	2,499,828	2,500	—	—	—	—	22,498	—	—	—	24,998
Net loss	—	—	—	—	—	—	—	—	—	(2,390,353)	(2,390,353)
Balance, July 31, 2021	189,561,572	$189,561	—	$—	10,000,000	$10,000	$9,810,927	$(45,000)	$—	$(15,612,191)	$(5,646,703)

Shares issued for conversion of convertible debt	20,466,992	20,467	—	—	—	—	248,965	—	—	—	269,432
Shares issued for services	9,440,110	9,440	—	—	—	—	368,164	—	—	—	377,604
Net loss	—	—	—	—	—	—	—	—	—	(966,491)	(966,491)
Balance, October 31, 2021	219,468,674	$219,468	—	$—	10,000,000	$10,000	$10,428,056	$(45,000)	$—	$(16,578,682)	$(5,966,158)

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	October 31, 2021	October 31, 2020
Cash Flows from Operating Activities
Net loss	$(966,491)	$(1,286,177)
Loss from discontinued operations	—	—

Adjustments to reconcile net loss to net cash provided by operating activities:
Settlement Fees on conversion of stock	—	13,000
Penalty on convertible note payable	69,875	25,000
Loss on derivative liabilities	(130,909)	452,944
Change in fair value of derivative liabilities	(128,541)	525,913
Amortization of debt discount	—	40,224
Accrued interest	351,918	—
Stock based compensation	377,604	—

Changes in assets and liabilities
Accounts receivable and other receivables	(40,000)	—
Prepaid expense	(10,000)	—
Accounts payable and accrued expenses	108,034	139,278
Accounts payable - related parties	26,002	—
Net cash used in operating activities of continuing operations	(342,508)	(89,818)
Net cash used in operating activities discontinued operations	—	(1,868)
Net cash used in operating activities	$(342,508)	$(91,686)

Cash Flows from Financing Activities
Proceeds from convertible notes, net of amortization of $425,000	425,000	96,000
Proceeds from promissory notes	—	—
Proceeds from related parties	1,800	32,900
Payments on promissory notes	—	—
Payments on convertible notes	(51,836)	—
Payments to related parties	(60,305)	(34,600)
Net cash provided by financing activities	314,659	94,300

Net increase in cash	(27,849)	2,614

Cash, beginning of period	30,007	685

Cash, end of period	2,158	3,299

Supplemental disclosure of cash flow information
Cash paid for interest	—	5,227
Cash paid for tax	—	—

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$425,000	$9,000
Original issuance discount on promissory notes payable	$84,000	$—
Conversion of notes payable, fees and derivative liabilities	$151,752	$636,202
Conversion of common stock payable	$—	$—

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On September 15, 2021, the Company filed a DEF14C Information Statement. The DEF14C Information Statement set out the plan of the Company to amend its name to The Integrity Wellness Group, Inc., or some other similar name, and to effectuate a reverse stock split of its common stock of one (1) new share of common stock for each forty (40) old shares of common stock . The corporate action change has been submitted to FINRA on October 29, 2021, and the Company is awaiting a response.

Current Projects in Development

Integrity Wellness

Our Products

Through Integrity Wellness we currently have 4 developed products, the majority of which we offer at retail prices ranging from approximately $30 to $60 (excluding our veterinary and agricultural product offerings). [Our current developed products are either backlogged, in the process of being produced or are ready for production.] We have received approval from the U.S. Food and Drug Administration (the “FDA”) for 4 of our products’ claims, and we have FDA applications in process for 15 products’ claims, as indicated below. We have patents issued for six of our products, and 15 patent applications pending, as indicated below. However, we presently lack the capital to produce sufficient inventory and, accordingly, will be reliant upon raising additional funds in this offering to further commercialize these products If we are unable to raise sufficient funds in this offering or through other means, the production and distribution of these products may be delayed or discontinued. Further, some of the patent rights and licenses for the below products are subject to uncertainty due to potential procedural and documentation issues in connection with the July 2021 Integrity Wellness acquisition. See the risk titled “If we cannot obtain or protect intellectual property rights related to our products, including due to uncertainties surrounding our acquisition of Integrity Wellness and its purported product portfolio, we may not be able to compete effectively in our markets” for more information. The following is a brief description our current products portfolio:

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

Basis of Presentation

We have summarized our most significant accounting policies for the fiscal years ended July 31, 2020, and July 31, 2020

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

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes,” which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instruments is not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of October 31, 2021, and July 31, 2020:

	October 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$117,969	$117,969

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$529,171	$529,171

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of October 31, 2021, and July 31, 2021, the allowance for doubtful accounts was $0 and $0, respectively.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this ASU and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 6 for convertible notes issued during the three months ended October 31, 2021 to which this ASU applies.

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of October 31, 2021, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these October 31, 2021, financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2021, the Company has an accumulated deficit of $31,538,682 , and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,296 for $10 dollars. As such, the assets of KRG Logistics, Inc. were removed from the accounts, and all remaining liabilities were classified as Discontinued Operations in the accompanying Balance Sheets. As of October 31, 2021, and July 31, 2021, the summaries of liabilities pertaining to discontinued operations were as follows:

	October 31, 2021	July 31, 2021
Accounts payable	$460,262	$460,262
Royal Bank line of credit	289,242	289,242
Unearned revenue	14,833	14,833
Accrued liabilities	64,663	64,663
Custom duties & GST payable	6,019	6,019
HST	2,759	2,759
Liabilities of discontinued operations	$837,778	$837,778

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of October 31, 2021, and July 31, 2021, consisted of the following:

Description	October 31, 2021	July 31, 2021
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 8% per annum.	$135,000	$135,000
Note payable dated February 4, 2020, matured February 4, 2021, bearing interest at 18% per annum.	$5,000	$5,000
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 8% per annum.	$200,000	$200,000
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 8% per annum.	$150,000	$150,000
Total	$520,000	$520,000
Less current portion of long-term debt	$520,000	$520,000
Total long-term debt	—	—

Interest expense for the three months ended October 31, 2021, and 2020, was $3,705 and $3,705, respectively.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of October 31, 2021, and July 31, 2021, consisted of the following:

Description	October 31, 2021	July 31, 2021

Convertible note agreement dated November 1, 2013, in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018, in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019, in the amount of $800,000 payable and due on March 20, 2020, bearing interest at 24% per annum.	$800,000	$800,000
Convertible note agreement dated June 28, 2019, in the amount of $300,000 payable and due on June 28, 2020, bearing interest at 20% per annum.	$300,000	$300,000
Convertible note agreement dated August 6, 2019, in the amount of $31,500 payable and due on August 6, 2020, bearing interest at 20% per annum.	$31,500	$31,500
Convertible note agreement dated August 19, 2019, in the amount of $3,800 payable and due on August 19, 2020, bearing interest at 24% per annum.	$3,800	$3,800
Convertible note agreement dated September 4, 2019, in the amount of $36,500 payable and due on September 4, 2020, bearing interest at 20% per annum.	$36,500	$36,500
Convertible note agreement dated December 4, 2019, in the amount of $95,000 payable and due on December 4, 2020, bearing interest at 12% per annum.	$147,500	$147,500
Convertible note agreement dated April 15, 2020, in the amount of $31,500 payable at April 15, 2021, bearing interest at 10% per annum, net of discount.	$15,887	$15,877
Convertible note agreement dated December 2, 2020, in the amount of $40,000 payable and due on December 2, 2021, bearing interest at 12% per annum.	$40,000	$40,000
Convertible note agreement dated April 6, 2021, in the amount of $53,000 payable and due on April 6, 2022, bearing interest at 12% per annum.	$—	$53,000
Convertible note agreement dated April 7, 2021, in the amount of $111,555 payable and due on April 7, 2022, bearing interest at 10% per annum.	$111,555	$111,555
Convertible note agreement dated April 12, 2021, in the amount of $43,000 payable and due on April 12, 2022, bearing interest at 12% per annum.	$29,500	$43,000
Convertible note agreement dated April 20, 2021, in the amount of $43,750 payable and due on April 7, 2022, bearing interest at 12% per annum.	$65,625	$43,750
Convertible note agreement dated August 5, 2021, in the amount of $500,000 payable and due on August 5, 2022, non-interest bearing.	$500,000	$—
Convertible note agreement dated August 10, 2021, in the amount of $150,000 payable and due on August 10, 2022, non-interest bearing.	$150,000	$—
Convertible note agreement dated August 23, 2021, in the amount of $200,000 payable and due on August 23, 2022, bearing interest at 12% per annum .	$200,000	$—

Convertible notes total:	$3,481,533	$2,631,533

The Company amortizes the discounts arising from on-issuance discounts and derivative liabilities (see discussion below) over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the three months ended October 31, 2021, the Company amortized $238,396 to interest expense. As of October 31, 2021, discounts of $569,833 remained for which will be amortized through August 2022.

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

On October 26, 2021, the Company issued Emerging Capital Strategies, an Original Issue Discount $168,000 Promissory Note, with a net amount of $84,000, from October 26, 2021. The Note bears 0% interest and is payable April 26, 2022.

Interest expense related to these notes for three months ended October 31, 2021 and October 31, 2020, was $105,100 and $100,457 .

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

As of July 31, 2021, the Company had existing derivative liabilities of $529,171 related to four convertible notes. During the three months ended October 31, 2021, approximately $118,000 in principal and accrued interest of the outstanding convertible notes were converted into 20,466,992 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the three months ended October 31, 2021, the Company recorded $151,752 to additional paid-in capital for the relief of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0055 to $0.0062, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.010 to $0.012, an expected dividend yield of 0%, expected volatility ranging from 235% to 285%, risk-free interest rates ranging from 0.1% to 0.14%, and expected terms ranging from 0.046 to 0.5 years.

On October 31, 2021, the derivative liabilities on these convertible notes were revalued at $117,969 resulting in a gain of $259,450 for the three months ended October 31, 2021, related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0050 to $0.0053, the closing stock price of the Company's common stock on the date of valuation of $0.009, an expected dividend yield of 0%, expected volatility of 235%, risk-free interest rate of 0.15%, and an expected term ranging from 0.45 to 0.5 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $2,076 and $0 during the three months ended October 31, 2021, and October 31, 2020, respectively. As of October 31, 2021, and October 31, 2020, there were $523,854 and $386,404 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the three months ended October 31, 2021, and October 31, 2020, and consulting fees paid were $159,615 and $44,484 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018, entered into a related party (that being Recommerce Group, Inc. and our former President and current Vice-President of Corporate Finance and a Director, is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $21,759 and $21,759 for the three months ended October 31, 2021 and October 31, 2020, respectively, has been recorded in the financial statements.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of Preferred stock. As of October 31, 2021, and July 31, 2021, there were 219,468,674 and 189,561,572 shares of common stock outstanding, respectively. There were 900,000 shares of Series E Preferred stock and 4,400,000 shares of Series F Preferred stock outstanding as of October 31, 2021, and July 31, 2021, respectively.  The Company had 290,000,000 shares of common stock issuable at October 31, 2021, and July 31, 2021, respectively.

During the three months ended October 31, 2021, the Company issued 20,466,992 for the conversion of convertible debt and 9,440,110 for services.

Series E Preferred Stock

The Company has 3,600,000 of Series E convertible preferred stock authorized. Each share is non-voting and convertible into 100 shares of common stock. Each share is treated pari passu with common stock, adjusted for conversion, in relation to dividends and liquidation preferences.

The holders of the Series E convertible preferred stock shall have anti-dilution rights during the two-year period after the Series E convertible preferred converted into shares of Common Stock at its then effective conversion rate. The anti-dilution rights shall be pro-rata to the holder's ownership of the Series E convertible preferred stock. The Company agrees to assure that the holders of the Series E convertible preferred stock shall have and maintain at all times, full Ratchet anti-dilution protection rights as to the total number of issued and outstanding shares of common stock and preferred stock of the Company from time to time, at the rate of 36%,calculated on a fully diluted basis.

Series F Preferred Stock

The Company has 4,400,000 of Series E convertible preferred stock authorized. Each share is non-voting and convertible into 100 shares of common stock. Each share is treated pari passu with common stock, adjusted for conversion, in relation to dividends and liquidation preferences.

The holders of the Series F convertible preferred stock shall have anti-dilution rights during the two-year period after the Series F convertible preferred converted into shares of Common Stock at its then effective conversion rate. The anti-dilution rights shall be pro-rata to the holder's ownership of the Series F convertible preferred stock. The Company agrees to assure that the holders of the Series E convertible preferred stock shall have and maintain at all times, full Ratchet anti-dilution protection rights as to the total number of issued and outstanding shares of common stock and preferred stock of the Company from time to time, at the rate of 44%,calculated on a fully diluted basis.

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

Other

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

NOTE 11 – SUBSEQUENT EVENTS

Management of the Company has evaluated the subsequent events that have occurred through the date of the report and determined that the following subsequent events require disclosure:

On November 24, 2021, the Company filed a Form 1-A Offering Statement with the Securities and Exchange Commission for the offering of up to $5,000,000 worth of common stock based on a preliminary rage of $0.05 to $0.20 per share.

On December 6, 2021, Rob Gietl resigned as President and CEO and Director of the Company. Jim Morrison was appointed as President and CEO of the Company in his place.

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

On May 6, 2021, the issuer (having been renamed, immediately prior to this Holding Company Reorganization, from “Cannagistics, Inc.” to “Global Transition Corporation”) completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which Global Transition Corporation, as previously constituted (the “Predecessor”) merged with a company which became a direct, wholly-owned subsidiary of a newly formed Delaware Corporation, Cannagistics, Inc. (in this capacity referred to as the “Holding Company”), which became the successor issuer. In other words, the Holding Company is now the public entity, albeit with the same name as the original issue or the Predecessor. The Holding Company Reorganization was effected by a merger conducted pursuant to Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations (such constituent corporations being the Predecessor, as renamed to Global Transition Corporation formerly Cannagistics, Inc. (formerly Precious Investments, Inc.), a Nevada corporation, now called Global3pl, Inc., a Delaware corporation, which is a subsidiary of the Company and the newly formed Cannagistics, Inc a Delaware corporation).

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

Our principal executive offices are located at 150 Motor Parkway, Suite 401, Hauppauge, NY 11787. Our telephone number is 631-787-8455.

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

Results of Operation for Three months Ended October 31, 2021 and 2020

Revenues

No revenue was generated for the three months ended October 31, 2021 and October 31, 2020.

Our cost of revenues was $0 for the three months ended October 31, 2021, as compared with cost of revenue of $0 for the same period ended October 31, 2020.

Operating Expenses

Total operating expenses increased to $825,907 for the three months ended October 31, 2021, from $156,445 at October 31, 2020. This increase was mainly due mainly to an increase in Bad Debt, Consulting and Professional fees.

Operating expenses for the three months ended October 31, 2021, consisted of general and administrative expenses of $27,126, professional fees of $187,908, rent of $4928, and consulting fees of $584,979. Our operating expenses for the three months ended October 31, 2020, consisted of general and administrative expenses of $37,575, professional fees of $82,884, rent of $7,486, and consulting fees of $28,500.

Other Income and Expenses

We had interest income of $27,759 for the three months ended October 31, 2021, and $21,759 for the three months ended October 31, 2020. We had interest expense of $351,918 for the three months ended October 31, 2021 as compared to $147,634 for the three months ended October 31, 2020. We had Settlement Fees of $(69,875) for the three months ended October 31, 2021, as compared to $(25,000) for the three months ended October 31, 2020. We had a Loss on Derivative Liabilities of $130,909 for the three months ended October 31, 2021, as compared to $(936,075) for the October 31 months ended October 31, 2020. We had a Change in fair value of derivative labilities of $128,541 for the three months ended October 31, 2021, as compared to $(42,782)0.0 for three months ended October 31, 2020.

Net Loss

Net loss for the three months ended October 31, 2021 was $996,491 compared to net loss of $1,286,177 for the three months ended October 31, 2020.

Liquidity and Capital Resources

As of October 31, 2021, we had total current assets of $67,158 and total current liabilities of $6,033,316 as of October 31, 2021. We had a negative working capital of $5,966,158 as of October 31, 2021.

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

Off Balance Sheet Arrangements

As of October 31, 2021, there were no off-balance sheet arrangements.

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

As of October 31, 2021, we had an accumulated deficit of $31,538,682. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of October 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended October 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

I.

Our wholly owned subsidiary against Cannagistics, Inc. (formerly Precious Investments, Inc.), a Nevada corporation, now called Global3pl, Inc., a Delaware corporation, which is a now a subsidiary of the Company, is a party to a case titled William Prusin v. Precious Investments Inc., and Kashif Khan. The litigation was commenced in the Ontario Superior Court of Justice (Commercial List) on July 20, 2016. The litigation stems from a diamond purchase agreement entered into on April 1, 2016, between Dr. William Prusin and Precious Investments Inc. By virtue of the terms of the agreement, Precious Investments purchased Dr. Prusin’s diamond portfolio, which was valued at $3.8 million (CDN) for the purposes of the agreement. In exchange for the diamond portfolio, Dr. Prusin was provided with 1,324,413 common shares of Precious Investments.

In the Statement of Claim, the plaintiff is alleging a breach of the Ontario Securities Act and claims that documents provided to him contain untrue statements of material fact or omissions. The plaintiff has also alleged that Precious Investment and Mr. Khan distributed securities in Ontario without issuing a prospectus and obtaining the required prospectus exemption or a registration exemption. In the alternative, the plaintiff has alleged that Mr. Khan made fraudulent misrepresentations which induced Dr. Prusin to enter into the diamond purchase agreement. The fraudulent misrepresentation allegation involves the future value of Cannagistics, Inc. (formerly Precious Investments, Inc.), a Nevada corporation, now called Global3pl, Inc., a Delaware corporation, which is a now a subsidiary of the Company shares, the timing by which Dr. Prusin had to sign the diamond purchase agreement, the involvement of Dundee Capital Markets, Mr. Khan’s investment in Precious Investments, and the management team at Precious Investments. Given these allegations, the plaintiff claims that he is entitled to obtain an order rescinding the diamond purchase agreement.

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

As a result of the actions taken pursuant to the Reorganization under Section 251(g) of the Delaware Corporation Law, as described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2021, the Company believes that there would be no material effect on the Company from this litigation.

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

As a result of the actions taken pursuant to the Reorganization under Section 251(g) of the Delaware Corporation Law, as described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2021, the Company believes that there would be no material effect on the Company from this litigation.

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

In February 2021, the Supreme Court of the State of New York, County of Suffolk entered an order granting summary judgment to Jeffrey Gates, the plaintiff, against Cannagistics, Inc. (formerly Precious Investments, Inc.), a Nevada corporation, now called Global3pl, Inc., a Delaware corporation, which is a subsidiary of the Company, and James Zimbler, our Vice President of Operations and former director, against the defendants, for a total of $151,712. As a result of our corporate reorganization under Section 251(g) of the Delaware Corporation Law, completed in May 2021, such that a newly formed corporation became the public company and the predecessor issuer, with all its assets and liabilities became the subsidiary, the obligation for this claim is now in said subsidiary of the current holding company. Based on the reorganization, and while relying on advice of counsel, the parent Company does not believe it is liable for this judgment. In the event the plaintiff seeks to hold the newly formed parent holding company responsible, a court may conclude that we are liable, notwithstanding our corporate restructuring in Delaware.

As a result of the actions taken pursuant to the Reorganization under Section 251(g) of the Delaware Corporation Law, as described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2021, the Company believes that there would be no material effect on the Company from this litigation. However, if we are found liable for the judgment, even though Delaware Law expressly provides otherwise, we would be forced to pay such amount in available cash, if any, and to satisfy the balance by selling our assets which were only $45,007 as of July 31, 2021. Therefore, such a development would have a material adverse effect on our business and could force us to cease operations, in which case your entire investment could become worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannagistics Inc.
Date:	December 20, 2021
By:	/s/ Jim Morrison
Jim Morrison
Title:	President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Cannagistics, Inc.

By:	Jim Morrison
Jim Morrison President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 20, 2021

By:	/s/ Dr. Babak Ghalili
Dr. Babak Ghalili
Director
December 20, 2021

