Form 10-K/A
period 2021-07-31
Cannagistics Inc.
filed 2022-01-28
CIK 1304741

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

EXPLANATORY NOTE

Cannagistics, Inc., is filing this Amendment No.1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended July 31, 2021 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2021, and which reported on the years ended July 31, 2021 and 2020, to restate the financial statements to reflect the accounting for the acquisition of The Integrity Wellness Group, Inc.

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

Following our acquisition of Integrity Wellness, we shifted to our current business plan and focus which is the development, marketing and sale of OTC, pharmaceutical, nutraceutical, cosmetic and health and wellness products with a focus on products infused with phytocannabinnoid, which we refer to as “CBD.” We now have a portfolio of products designed for the treatment of ailments and symptoms and/or general improvement of health and wellbeing by topical or oral administration. These product offerings, which are described more fully below, are designed to provide a variety of treatments, benefits and uses including pain relief, anti-aging, hygiene, energy, and immune system and biochemical support. We also have products designed for veterinary and agricultural uses. We have six patents and 15 patent applications pending for our products, as well as a number of trademarks. Our mission is to alleviate suffering and adverse consequences caused by certain health and biological conditions and enhance users’ quality of life.

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

Products with Issued Patents

Immuniain TM (Immune Booster)

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

Irreversibly-inactivated pepsinogen fragments for modulating immune function (Immune Booster- FDA Cleared)

ImmunaZin contains an FDA approved NDI (New Dietary Ingredient), and the NDI # is 1140

Patent No. US 8,309,072

Patent Issued: November 13, 2012

Patent Expires: June 18, 2029

Canagel ® - (Anhydrous Hydrogel Composition and delivery system)

Patented Full Spectrum Phytocannabinoid delivery with FDA approved pain claim. The one and only FDA-approved pain claim in the market for an oral CBD product. Using an FDA approved monogram by including menthol. Because this product contains CBD, we do not currently market and sell this product at this time.

We have Exclusive World-wide access to Patent No. US 9839693 B2

Patent Issued: December 4, 2018

Patent Expires: December 8, 2037

Silverpro – our only FDA approved medical device for the treatment of pain.

Pending Patent Applications

Veterinary Cannabinoid and Menthol Compositions and Methods

Application No. 16/419,392; International Application PCT/US2019/048695

Cannabinoid and Menthol Compositions and Methods

US Application No. 16/419,336; International Application PCT/US2019/048691

Thin Film Toothpaste Strip, European Application

Product Name: KidzStrips ®

Thin Film Toothpaste Strip, Eurasian Application

Product Name: KidzStrips ®

Fertilizer

Product Name: HydroSoil ®,

Water retaining Hemp enhanced fertilizer, water plant once every two weeks

Inactivated Pepsin Fragment (IPF) and Full Spectrum Cannabidiol (CBD) Compositions and Methods

Skin Cream

Relates to compositions and methods for the prevention and treatment of skin disorders and for the rejuvenation of the skin. In particular, the application describes topical compositions and methods of treatments comprising the combined use of one or more cannabinoids and one or more hydroxy acids in a suitable carrier. Because this product contains CBD, we do not currently market and sell this product at this time.

Other Products

IcyEase

Adhesive Ice Pack for muscle/joint pain to cool surface and address pain.

Patent-pending, FDA pain claim in progress. IcyEase contains menthol, menthol is an approved pain relief ingredient in the FDA’s monograph for topical pain relief

Slim-D

Appetite-suppressant oral strip with 50 mg Hoodia & 10 mg Full Spectrum Phytocannabinoid. Because this product contains CBD, we do not currently market and sell this product at this time.

Energy Lighting Strips

High caffeine fast dissolving oral energy strip with Matcha Green Tea and Hemp/Full Spectrum Phytocannabinoid. Because this product contains CBD, we do not currently market and sell this product at this time.

Micro Voltage Trans Derm C

patent application in progress for pain with unique and superior absorbing features due to wearer‘s movement generated Micro Voltage

Silverpro – our only FDA approved medical device for the treatment of pain. Revolutionary technology combining genuine silver yarn with low-static carbon fibers, to create the world’s most advanced-compression pain relief fabric.

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

Partnership with Medizone Bio

We, through Integrity Wellness, have entered into a Partnership Agreement with Medizone Bio, Inc., (“Medizone Bio”) which provides for a 50/50 partnership for the production of biodegradable face masks, and medical supplies, such as personal protective equipment (PPE) and COVID-19 testing materials. Under the Partnership Agreement, Integrity Wellness is to provide an initial funding of $300,000 in financing for Medizone Bio to manufacture the first Medizone Bio products purchase order. This purchase order has a value of $1,200,000. Integrity Wellness has borrowed $300,000 from and issued a promissory note to a third party which is affiliated with Dr. Babak Ghalili, a director of the Company, for the purpose of funding the purchase order. See “Related Party Transactions.” Integrity Wellness will provide the partnership with financing, marketing, sales distribution in wholesale, retail and direct-to-consumer (e.g., QVC, HSN, Amazon, etc.), financing for general working capital and purchase order financing, while Medizone Bio provides the partnership with a series of purchase orders. The net profits, if any, will be distributed between the partners in equal proportions.

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

Item 1A: Risk Factors

Risks Related to Our Securities

We have over $1,200,000 of convertible debt outstanding, which we may be unable to pay as and when due or at all, and the conversion of which would have a dilutive effect on our stockholders and could reduce the price of our Common Stock.

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

As long as our and Series E and Series F Convertible Preferred Stock is outstanding and for two years after conversion, the holders will be able to effectively control our Company regardless of how many shares of common stock or other securities we issue.

We recently filed a Certificate of Designation for 4,400,000 shares of Series F Convertible Preferred Stock (the “Series F”) and a Certificate of Designation for 3,600,000 shares of Series E Convertible Preferred Stock (the “Series E”). As currently drafted the Series F Certificate of Designation gives the holders 44% of the equity and voting power. The Company understands that the correct number to be held by the Series F holders is 55% and intends to file an amendment with approval of its Board as soon as practicable. The intent was to provide the Series F holders with 55% of the equity and voting power as long as they owned any Series F shares, and for a two-year period following conversion of all the Series F shares. This means the holder can own one share of Series F and own the right to obtain 0.00125% of the equity and corresponding voting power. The Series E contains similar provisions, except that it is non-voting, is entitled to 36% of the equity and converts upon the earlier of the conversion of the Series F and June 30, 2023.

The effect is that the Series E and Series F holders get the right to more shares of common stock whenever we issue more shares or other common stock equivalents and no matter how high the future purchase prices are. The Series F holder is Regen, of whom Jim Morrison, our Chief Executive Officer and director, was an officer and a director at the time the underlying purchase agreement was negotiated and who approved the Certificate of Designation as a director of Regen. Further, the holders include Emerging Growth Advisors, Inc. an entity controlled by Jim Zimbler, our officer and a former director who approved the transaction as a director of the Company. While the Company believes the issuances to Regen which became our principal shareholder in connection with its acquisition and Emerging Growth Advisors, Inc. were fair to the Company, it is possible our shareholders may challenge the issuances. We intend to seek shareholder approval of the disinterested shareholders.

If we are required to pay a related party $300,000 plus interest on a related party note, we could cease operations or otherwise be materially and adversely affected.

We recently borrowed $300,000 from a corporation in which Dr. Babak Ghalili, a Cannagistics director, is the president. We issued the corporation a 10% demand note payable upon demand. Even though Dr. Ghalili has a fiduciary duty to us and may not breach his duty of loyalty, that protective governance provision will not apply, and the entity may demand payment at any time without exposing Dr. Ghalili to liability. If we receive a demand to pay the note, we do not have the funds to repay it and could cease operations or otherwise be required to engage in a toxic and dilutive financing to pay the note.

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

Our success is largely dependent on the continued services of Jim Morrison, our Chief Executive Officer, and James Zimbler, our Vice President of Corporate Finance. The loss of the services of either of Messrs. Morrison or Zimbler would leave us without sufficient or any executive leadership, which could diminish our business and growth opportunities. Additionally, each of these individuals has business interests outside our company, including Mr. Zimbler as an owner and officer of Emerging Growth Advisors, Inc. a consulting services provider with which the Company contracts for administrative and strategic assistance. Accordingly, from time-to-time our management may not devote their full time and attention to our affairs, which could have a material adverse effect on our operating results, and there can be no assurance that a conflict of interest will not arise from their other business ventures such as the consulting services arrangement with Mr. Zimbler’s entity.

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

The loss of Mr. Morrison or Mr. Zimbler would have a material adverse effect on us. We do not have key man insurance on the lives of these individuals. In the event either or both individuals terminate their employment, this would leave the Company without adequate leadership which may have a material adverse effect upon us, your investment, and hamper the ability of the Company to continue operations. If we fail to procure the services of additional executive management or implement and execute an effective contingency or succession plan for our current management team, the loss of our management would significantly disrupt our business from which we may not be able to recover.

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

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Our products are designed for ingestible or topical use and orally and contain combinations of ingredients, and there is little experience with or knowledge of the long-term effects of these combinations. In addition, interactions of these ingredients and products with other products, prescription medications and over-the-counter treatments have not been fully explored or understood and may have unintended consequences. Future research or results may lead to the discovery of unknown adverse side effects from Hemp Oil which would harm our business.

Although the Company believes all of its products will be safe when taken as directed by the Company, there is little long-term research on the effects of human consumption of certain of the new product ingredients or combinations in concentrated form that we use or may in the future use in developing our Hemp Oil products. Any instance of illness or negative side effects of ingesting Hemp oil products or applying them topically on the skin could have a material adverse effect on our business and operations by, among other things, exposing us to the risk of costly litigation and/or governmental sanctions and dramatically reducing the demand for some or all of our products.

Any product liability claims or related developments from our products or Hemp Oil in general may increase our costs and adversely affect our revenue, product demand and operating results. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

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

Commercialization of our products require access to facilities to manufacture a sufficient supply of our products in compliance with applicable regulatory requirements. Because of our limited capital and other resources, we must outsource the manufacturing of our products, and while we have manufacturing partners, to the extent we need or want to increase volume or expand to new markets, or to replace current manufacturers for any reason, we may be unable to locate viable third parties and sources and negotiate acceptable terms. Further, the need for GMP certified facilities and compliance with FDA rules and guidelines to produce Hemp Oil products such as ours increases the difficulty of manufacturing efforts and the related costs and could operate to reduce our leverage when we deal with GMP-certified third parties resulting in unfavorable terms.

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

The development, production and sale of our products has been and could continue to be materially adversely affected by the COVID-19 pandemic. We will rely upon Hemp Oil sales in retail stores including convenience stores in addition to online sales. Sales of our Hemp Oil products could decline as a result of the pandemic, including due to decreased demand caused by economic hardship and uncertainty and production challenges caused by supply shortages and the lockdowns. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Delta” and “Omicron” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic.

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

If the market for Hemp Oil products declines, it would materially and adversely affect our business

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

One of Our Subsidiaries has a judgment of significant amount.

In February 2021, the Supreme Court of the State of New York, County of Suffolk entered an order granting summary judgment to Jeffrey Gates, the plaintiff, against Cannagistics, Inc. (formerly Precious Investments, Inc.), a Nevada corporation, now called Global3pl, Inc., a Delaware corporation, which is a subsidiary of the Company, and James Zimbler, our Vice President of Operations and former director, against the defendants, for a total of $151,712.  As a result of our corporate reorganization under Section 251(g) of the Delaware Corporation Law, completed in May 2021, such that a newly formed corporation became the public company and the predecessor issuer, with all its assets and liabilities became the subsidiary, the obligation for this claim is now in said subsidiary of the current holding company. Based on the reorganization, and while relying on advice of counsel, the parent Company does not believe it is liable for this judgment. In the event the plaintiff seeks to hold the newly formed parent holding company responsible, a court may conclude that we are liable, notwithstanding our corporate restructuring in Delaware. If we are found liable for the judgment, even though Delaware Law expressly provides otherwise, we would be forced to pay such an amount in available cash, if any, and to satisfy the balance by selling our assets which were only $45,007 as of July 31, 2021. Therefore, such a development would have a material adverse effect on our business and could force us to cease operations, in which case your entire investment could become worthless.

Risks Related to Government Regulations

Existing or future governmental regulations relating to Hemp Oil or CBD products may harm or prevent our ability to produce and/or sell our product offerings.

While the Company has determined to not develop, market and distribute products that contain CBD at this time with the exception of one CBD product in our portfolio, it is possible that in the future we decide to have more of a focus on CBD products in addition to our current focus on products containing Hemp Oil.

While a majority of state governments in the United States have legalized the growing, production, and use of cannabis-derived products in some form and subject to certain restrictions, cannabis remains illegal under federal law. In addition, in July 2017, the United States Drug Enforcement Agency issued a statement that certain CBD extractions fall within the definition of marijuana and are therefore a Schedule I controlled substance under the Controlled Substances Act of 1970. Thus, the cannabis industry, including companies which sell products containing hemp or CBD, faces significant uncertainty surrounding regulation by the federal government, which could claim supremacy over state regulatory regimes including those with a “friendlier” view toward cannabis-derived products. While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is, nonetheless, potential that the federal government may at any time choose to begin enforcing its laws against the manufacture, possession, or use of cannabis-based products such as hemp or CBD. Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations. Further, as regulators continue to study and evaluate potential adverse health consequences of cannabis-derived products, regulations may become more restrictive on our operations. For example, on September 14, 2021, the Centers for Disease Control and Prevention issued a health advisory stating, among other things, that consumers should be aware that products labeled as hemp or CBD may contain delta-8 THC, and on the same day the FDA issued a consumer update describing potential risks and uncertainties surrounding delta-8 THC. These developments could be a sign of further regulations to come that might affect products such as ours. In the event the federal government was to tighten its regulation of the industry, we would likely suffer a material adverse effect on our business, including potentially substantial losses, and our financial condition and prospects would be diminished.

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

In addition, as a result of the Farm Bill’s passage, we expect that there will be a constant evolution of laws and regulations affecting the Hemp Oil/CBD industry which could affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Unexpected changes in federal and state law could cause any of our products containing hemp-derived CBD to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

Our business is based on the production and distribution of products containing Hemp Oil. The Farm Bill, which amended various sections of the U.S. Code, and legalized the cultivation and sale of industrial hemp at the federal level, subject to compliance with certain federal requirements and state law. There can be no assurance that the Farm Bill will not be repealed or amended such that our products containing Hemp Oil or hemp-derived CBD would once again be deemed illegal under federal law.

The Farm Bill delegates the authority to the states to regulate and limit the production and sale of hemp and hemp-derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp-derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing Hemp Oil or hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or state laws and regulations, or of amendments thereto that are adverse to our products, we may be restricted or limited with respect to those products in those jurisdictions, which could adversely impact our intended business plan with respect to such products in the affected markets and in general.

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

The interstate shipment of Hemp Oil products from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the Farm Bill. Therefore, the marketing and sale of our products is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of Hemp Oil products in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of our products could significantly limit, restrict or prevent us from generating revenue related to our products that contain Hemp Oil. Additionally, any such adverse changes or existing legislation in new markets we target may stunt our growth and diminish our prospects. Any such repeal or adverse amendment of laws and regulations could have an adverse impact on our business plan with respect to such products.

Costs associated with compliance with numerous laws and regulations and quality standards could adversely impact our financial results.

The manufacture, labeling and distribution of Hemp Oil products is regulated by various federal, state and local government agencies. These governmental authorities regulate our products and processes to ensure that the products are not adulterated or misbranded. We are subject to regulation by the federal government and other state and local agencies as a result of our CBD products. In addition to the risks associated with the possibility of government enforcement or private litigation due to alleged noncompliance, our compliance costs associated with our day-to-day operations are high and are expected to increase as we expand into new markets and/or develop and market new products. For example, our manufacturers over which we have very limited control are responsible for the quality of our products and the processes by which they are made, including the FDA’s GMP guidelines. Compliance with regulations imposed on the manufacturers and service providers we utilize in the development, production and distribution process are costly and result in diminished potential for profit margins. In general, compliance with these and other government requirements for product monitoring, quality, labelling and distribution are costly which may delay or reduce our revenue capabilities or limit our profitability.

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

We intend to rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products. Issues with respect to patent ownership and documentation for Regen and Integrity Wellness in connection with our acquisition of Integrity Wellness in July 2021, or with respect to other acquisitions or strategic transactions we may undertake in the future, may arise. For example, at least one patent license, for ImmuniZin, was held by Regen and was not assignable without the patent holder’s consent, although the consent from Regen was subsequently obtained. As a result any of these issues should they arise, we may lack patent protection for some of our products, which would hinder our ability to market and sell these products.

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

Other Expenses

We had other expenses of $16,703,425 for the fiscal year ended July 31, 2021, as compared with $556,228 for the year ended July 31, 2020. The increase was due to a loss on the acquisition of Integrity Wellness, Inc. of $14,690,000.

Net Loss

Net loss for the year ended July 31, 2021, was $17,350,353 as compared with $2,682,500 as compared with for the year ended July 31, 2020.

Liquidity and Capital Resources

As of July 31, 2021, we had total current assets of $45,007 and total assets in the amount of $45,007, after the allowance for Bad Debt. Our total current liabilities as of July 31, 2021, were $4,853,932. We had a working capital of deficiency of $4,808,925 as of July 31, 2021, and $3,792,892 as of July 31, 2020.

Operating activities used $548,038 in cash for the year ended July 31, 2021, as compared with $613,683 in cash for the year ended July 31, 2020. Our net loss of $17,350,353 with Loss on Discontinued Operations of $0, Loss on Conversion of Preferred Stock of $0 and Loss on derivative liabilities of $1,481,943.

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

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2021, we have an accumulated deficit of $(30,572,191). Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Restatement

See Note 11 as to Restatement.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ

November 3, 2021 (Except as to Notes 11 and 12, which are January 28, 2022)

331 Newman Spring Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Bayville, NJ 08721

CANNNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	July 31, 2020
	(Audited)	(Audited)
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,007	$685
Right-to-use asset	—	23,033
Prepaid expenses	15,000	—
Related party receivables, less allowance for doubtful accounts of $1,080,511	—	—
TOTAL CURRENT ASSETS	45,007	23,718

OTHER ASSETS:
Right-to-use asset, net of current portion	—	31,442
Security deposits	—	3,634
TOTAL OTHER ASSETS	—	35,076

TOTAL ASSETS	$45,007	$58,794

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,058,606	$582,963
Lease liability, current portion	—	18,505
Promissory notes	520,000	170,000
Convertible notes payable, net of discount of $301,537 and $58,087 as of July 31, 2021 and 2020, respectively	2,329,996	2,426,254
Derivative liabilities	529,171	205,796
Common stock payable	—	24,998
Related party payables	416,159	388,094
Liabilities of discontinued operations	837,778	864,644
TOTAL CURRENT LIABILITIES	5,691,710	4,681,254

LONG-TERM LIABILITIES
Lease liability, net of current portion	—	38,559
TOTAL LONG-TERM LIABILITIES	—	38,559

TOTAL LIABILITIES	5,691,710	4,719,813

STOCKHOLDERS' DEFICIT:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized, 0 and 10,000,000 shares issued and outstanding as of July 31, 2021 and 2020, respectively	—	10,000
Series E Preferred Stock; $0.001 par value; 3,600,000 shares authorized, 900,000 and 0 shares issued and outstanding as of July 31, 2021 and 2020, respectively	900	—
Series F Preferred Stock; $0.001 par value; 4,400,000 shares authorized, 4,400,000 and 0 shares issued and outstanding as of July 31, 2021 and 2020, respectively	4,400	—
Common stock; $0.001 par value; 500,000,000 and 250,000,000 shares authorized as of July 31, 2021 and July 31, 2020, respectively; 189,561,572 and 105,099,277 outstanding and issued as of July 31, 2021 and 2020, respectively	189,561	105,099
Common stock issuable	290,000	—
Additional paid-in capital	24,485,627	8,490,720
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(30,572,191)	(13,221,838)
TOTAL STOCKHOLDERS' DEFICIT	(5,646,703)	(4,661,019)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$45,007	$58,794

See accompanying notes to the consolidated financial statements

CANNNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	July 31, 2021	July 31, 2020
	(Restated)
Operating expenses
General and administrative expenses	50,141	96,161
Bad debt	87,036	158,951
Rent	16,016	29,774
Consulting	190,625	1,090,583
Professional fees	303,110	320,474
Total operating expenses	646,928	1,695,943

Loss from operations	(646,928)	(1,695,943)

Other income (expense)
Interest Income	87,036	87,037
Interest expense	(760,576)	(464,812)
Gain/(loss) on sale of asset	—	(55,832)
Settlement Fees	(25,000)	—
Loss on derivative liabilities	(1,481,943)	(160,613)
Change in fair value of derivative liabilities	437,058	37,992
Loss on acquisition	(14,960,000)	—
Total other expense	(16,703,425)	(556,228)

Loss from continuing operations	(17,350,353)	(2,252,171)

Discontinued operations, including loss on disposal	—	(430,329)

Net loss	(17,350,353)	(2,682,500)

Net loss per common share: basic and diluted	(0.11)	(0.02)

Basic and diluted weighted average common shares outstanding	151,200,965	98,213,338

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Restated

	Common Stock		Common Stock to be Issued		Preferred Stock D		Preferred Stock E		Preferred Stock F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Non Controlling Interest	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2019	93,118,077	$93,030	—	$—	8,000,000	$8,000	—	$—	—	$—	$7,382,579	$(45,000)	$—	$(10,539,338)	$(3,100,729)

Shares issued to settle convertible debt	4,500,000	4,500	—	—	—	—	—	—	—	—	52,575	—	—	—	57,075
Shares issued for cash	2,000,000	2,000	—	—	—	—	—	—	—	—	73,000	—	—	—	75,000
Shares issued for services	2,500,000	2,500	—	—	2,000,000	2,000	—	—	—	—	955,635	—	—	—	960,135
Shares issued for settlement of payables	3,000,000	3,000	—	—	—	—	—	—	—	—	27,000	—	—	—	30,000
Adjustment to equity	(18,800)	69	—	—	—	—	—	—	—	—	(69)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,682,500)	(2,682,500)
Balance, July 31, 2020	105,099,277	$105,099	—	$—	10,000,000	$10,000	—	$—	—	$—	$8,490,720	$(45,000)	$—	$(13,221,838)	$(4,661,019)

Shares issued to settle convertible debt	81,962,467	81,962	—	—	—	—	—	—	—	—	1,297,709	—	—	—	1,379,671
Shares issued for settlement of payables	2,499,828	2,500	—	—	—	—	—	—	—	—	22,498	—	—	—	24,998
Acquisition of Integrity Wellness	—	—	290,000,000	290,000	(10,000,000)	(10,000)	900,000	900	4,400,000	4,400	14,674,700	—	—	—	14,960,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,350,353)	(17,350,353)
Balance, July 31, 2021	189,561,572	$189,561	290,000,000	$290,000	—	$—	900,000	$900	4,400,000	$4,400	$24,485,627	$(45,000)	$—	$(30,572,191)	$(5,646,703)

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	July 31, 2021	July 31, 2020
	Restated
Cash Flows from Operating Activities
Net loss	$(17,350,353)	$(2,682,500)
Loss from discontinued operations	—	430,329

Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency adjustment	—	—
Settlement Fees on conversion of stock	13,000	—
Penalty on convertible note payable	25,000	—
Loss on derivative liabilities	1,481,943	84,629
Change in fair value of derivative liabilities	(437,058)	37,992
Amortization of debt discount	258,176	52,413
Bad debt	—	593,797
Stock based compensation	—	960,135
Loss on acquisition	14,960,000

Changes in assets and liabilities
Accounts receivable and other receivables	—	498,766
Related party receivables	—	1,900
Prepaid expense	(15,000)	16,515
Security deposit	3,634	—
Accounts payable and accrued expenses	472,643	(255,311)
Accounts payable - related parties	39,977	22,149
Net cash used in operating activities of continuing operations	(548,038)	(239,186)
Net cash used in operating activities discontinued operations	—	(374,497)
Net cash used in operating activities	$(548,038)	$(613,683)

Cash Flows from Investing Activities
Sale of equipment	—	54,296
Sale of subsidiary	—	124,858
Net cash used in investing activities	—	179,154

Cash Flows from Financing Activities
Proceeds from convertible notes, net of amortization of $12,000	384,305	324,050
Proceeds from promissory notes	175,000	7,500
Proceeds from line of credit	—	276,321
Proceeds from stock purchases		75,000
Proceeds from related parties	151,955	—
Payments on line of credit	—	(245,787)
Payments on promissory notes	—	(2,500)
Payments on convertible notes	(10,000)	—
Payments to related parties	(123,900)	—
Net cash provided by financing activities	577,360	434,584

Net increase in cash	29,322	55

Cash, beginning of period	685	630

Cash, end of period	30,007	685

Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Cash paid for tax	—	—

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$187,000	$—
Conversion of notes payable, fees and derivative liabilities	$1,379,671	$68,275
Conversion of common stock payable	$24,998	$—

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

The previously executed Letter of Intent with Recommerce Group, Inc. has expired and has not been extended or renewed. The transaction never rose above the level of potentiality and never progressed past the theoretical discussion phase. No exchange of financial information ever took place.

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

Our Products

Products with Issued Patents

ImmunaZin TM (Immune Booster)

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

Irreversibly-inactivated pepsinogen fragments for modulating immune function (Immune Booster- FDA Cleared)

ImmunaZin contains an FDA approved NDI (New Dietary Ingredient), and the NDI # is 1140

Patent No. US 8,309,072

Patent Issued: November 13, 2012

Patent Expires: June 18, 2029

Canagel ® - (Anhydrous Hydrogel Composition and delivery system)

Patented Full Spectrum Phytocannabinoid delivery with FDA approved pain claim. The one and only FDA-approved pain claim in the market for an oral CBD product. Using an fda approved monogram by including menthol. We are not claiming the fda has approved cbd

We have Exclusive World-wide access to Patent No. US 9839693 B2

Patent Issued: December 4, 2018

Patent Expires: December 8, 2037

Silverpro – our only FDA approved medical device for the treatment of pain. Revolutionary technology combining genuine silver yarn with low-static carbon fibers, to create the world’s most advanced-compression pain relief fabric.

Pending Patent Applications

Veterinary Cannabinoid and Menthol Compositions and Methods

Application No. 16/419,392; International Application PCT/US2019/048695

Cannabinoid and Menthol Compositions and Methods

US Application No. 16/419,336; International Application PCT/US2019/048691

Thin Film Toothpaste Strip, European Application

Product Name: KidzStrips ®

Thin Film Toothpaste Strip, Eurasian Application

Product Name: KidzStrips ®

Fertilizer

Product Name: HydroSoil ®,

Water retaining Hemp enhanced fertilizer, water plant once every two weeks

Inactivated Pepsin Fragment (IPF) and Full Spectrum Cannabidiol (CBD) Compositions and Methods

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

Patent-pending, FDA pain claim in progress. IcyEase contains menthol, menthol is an approved pain relief ingredient in the FDA’s monograph for topical pain relief

Slim-D

Appetite-suppressant oral strip with 50 mg Hoodia & 10 mg Full Spectrum Phytocannabinoid

Energy Lighting Strips

High caffeine fast dissolving oral energy strip with Matcha Green Tea and Hemp/Full Spectrum Phytocannabinoid

Micro Voltage Trans Derm C

patent application in progress for pain with unique and superior absorbing features due to wearer‘s movement generated Micro Voltage

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

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of July 31, 2021, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these July 31, 2021, financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2021, the Company has an accumulated deficit of $30,572,191, and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	July 31,	July 31,
	2021	2020
Accounts payable	$460,262	$478,128
Royal Bank line of credit	289,242	289,242
Unearned revenue	14,833	14,833
Accrued liabilities	64,663	64,663
Custom duties & GST payable	6,019	6,019
HST	2,759	2,759
Liabilities of discontinued operations	$837,778	$864,644

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of July 31, 2021, and July 31, 2020, consisted of the following:

Description	July 31, 2021	July 31, 2020
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 8% per annum.	$135,000	$135,000
Note payable dated February 4, 2020, matured February 4, 2021, bearing interest at 18% per annum.	$5,000	$5,000
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 0% per annum.	$200,000	$0
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 0% per annum.	$150,000	$0
Total	$520,000	$170,000
Less current portion of long-term debt	$520,000	$170,000
Total long-term debt	—	—

Interest expense for the year ended July 31, 2021, and 2020 was $14,700 and $17,350, respectively.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of July 31, 2021, and July 31, 2020, consisted of the following:

Description	July 31, 2021	July 31, 2020

Convertible note agreement dated November 1, 2013, in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018, in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019, in the amount of $800,000 payable and due on March 20, 2020, bearing interest at 24% per annum.	$800,000	$800,000
Convertible note agreement dated June 28, 2019, in the amount of $300,000 payable and due on June 28, 2020, bearing interest at 20% per annum.	$300,000	$300,000
Convertible note agreement dated August 6, 2019, in the amount of $31,500 payable and due on August 6, 2020, bearing interest at 20% per annum.	$31,500	$31,500
Convertible note agreement dated August 19, 2019, in the amount of $3,800 payable and due on August 19, 2020, bearing interest at 24% per annum.	$3,800	$3,800
Convertible note agreement dated September 4, 2019, in the amount of $36,500 payable and due on September 4, 2020, bearing interest at 20% per annum.	$36,500	$36,500
Convertible note agreement dated December 4, 2019, in the amount of $95,000 payable and due on December 4, 2020, bearing interest at 12% per annum.	$147,500	$95,000
Convertible note agreement dated February 10, 2020, in the amount of $15,000 payable at February 10, 2021, bearing interest at 12% per annum.	$—	$15,000
Convertible note agreement dated February 21, 2020 in the amount of $47,500 payable and due on February 28, 2021 bearing interest at 12% per annum.	$—	47,500
Convertible note agreement dated February 28, 2020, in the amount of $67,500 payable at February 28, 2021, bearing interest at 12% per annum.	$—	$67,500
Convertible note agreement dated April 15, 2020, in the amount of $31,500 payable at April 15, 2021, bearing interest at 10% per annum, net of discount.	$15,887	$33,500
Convertible note agreement dated December 2, 2020, in the amount of $40.000 payable and due on December 2, 2021, bearing interest at 12% per annum.	$40,000	$—
Convertible note agreement dated April 6, 2021, in the amount of $53,000 payable and due on April 6, 2022, bearing interest at 12% per annum.	$53,000	$—
Convertible note agreement dated April 7, 2021, in the amount of $111,555 payable and due on April 7, 2022, bearing interest at 10% per annum.	$111,555	$—
Convertible note agreement dated April 12, 2021, in the amount of $43.000 payable and due on April 12, 2022, bearing interest at 12% per annum.	$43,000	$—
Convertible note agreement dated April 20, 2021, in the amount of $43,750 payable and due on April 20, 2022, bearing interest at 12% per annum.	$43,750	$—
Convertible notes total:	$2,671,533	$2,475,341

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

On January 18, 2022, the Company entered into a Partnership Agreement with Medizone Bio, an entity with principal offices in Naples, Florida. Dr. Babak Ghalili, a director of the Company, is President of Medizone Bio. The Partnership Agreement provides for a 50/50 partnership for the production of biodegradable face masks, and medical supplies, such as personal protective equipment (PPE) and COVID-19 testing materials. Under the Partnership Agreement, Integrity Wellness is to provide an initial funding of $300,000 in financing for Medizone Bio to manufacture the first Medizone Bio products purchase order. This purchase order has a value of $1,200,000. The Company has borrowed the money for this purpose as described below. Integrity Wellness will provide the partnership with financing, marketing, sales distribution in wholesale, retail and direct-to-consumer (e.g., QVC, HSN, Amazon, etc.), financing for general working capital and purchase order financing, while Medizone Bio provides the partnership with a series of purchase orders. The net profits, if any, will be distributed between the partners in equal proportions.

Integrity Wellness has issued a Promissory Note in the principal amount of $300,000 to 7X Enterprises, Inc. (“7X”) in exchange for 7X advancing $300,000 to Integrity Wellness for the purchase order financing for the initial purchase order of Medizone Bio. The Promissory Note bears interest at a rate of 10% per annum and is due upon demand from the holder. Dr. Babak Ghalili, a director of the Company, is President of 7X.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of Preferred stock. As of July 31, 2021, and July 31, 2020, there were 189,561,572 and 105,099,277 shares of common stock outstanding, respectively. There were 900,000 shares of Series E Preferred stock and 4,400,000 shares of Series F Preferred stock outstanding as of July 31, 2021.  There were 10,000,000 shares of Series D Preferred stock outstanding as of July 31, 2020. The Company had 290,000,000 shares of common stock issuable at July 31, 2021.

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

Series F Preferred Stock

The Company has 4,400,000 of Series F convertible preferred stock authorized. Each share is non-voting and convertible into 100 shares of common stock. Each share is treated pari passu with common stock, adjusted for conversion, in relation to dividends and liquidation preferences.

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

On February 2, 2021, the Supreme Court of the State of New York, County of Suffolk entered an order granting summary judgment to Jeffrey Gates, the plaintiff, against Cannagistics, Inc., a Nevada corporation, which is a subsidiary of the Company, and James Zimbler, our Vice President of Operations and former director, the defendants (Index No. 602019/2020), for $151,712.

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

NOTE 11 – RESTATEMENT

The consolidated financial statements for the year ended July 31, 2021 have been restated to correct the accounting for the acquisition of The Integrity Wellness Group, Inc. Pursuant to the Agreement, the Company purchased 100% of the outstanding capital stock of Integrity Wellness from Availa in exchange for 4,400,000 shares of the Company’s Series F Convertible Preferred Stock (the “Series F”). Each share of Series F Preferred Stock is convertible into 100 shares of common stock. The Company has restated its’ July 31 2021 consolidated financial statements to record the acquisition of The Integrity Wellness Group, Inc. utilizing the fair value of the Series F Preferred Stock. As the Series F Preferred Stock is convertible to common stock, the Company determined the fair value by determining the as if conversion price of the common stock upon acquisition. As The Integrity Wellness Group, Inc. had no operations or assets other than a portfolio of not fully developed products, the Company has recognized the value of the Series E Preferred Stock as an expense in the restated Statement of Operations. The following summarizes the impact of the restatement:

	Reported	Restatement	Restated
Net loss	$(2,390,353)	$(14,960,000)	$(17,350,353)

The restatement did not impact the Company’s financial position or cash flows.

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

On January 18, 2022, the Company, through its subsidiary, The Integrity Wellness Group, Inc., (“Integrity Wellness”) entered into a Joint Venture/Partnership Agreement (“Agreement”) with Medizone Bio, Inc., (“Medizone Bio”) of Richmond Hill, Ontario, Canada. The Agreement provides for a 50/50 partnership for the production of biodegradable face masks, and medical supplies, such as personal protective equipment (PPE) and COVID-19 testing materials. Under the Agreement, Integrity Wellness is to provide an initial funding of $300,000 in financing for Medizone Bio to manufacture the first Medizone Bio products purchase order. Integrity Wellness has issued a Promissory Note in the principal amount of $300,000 to 7X Enterprises, Inc. (“7X”) in exchange for 7X advancing $300,000 to Integrity Wellness for the purchase order financing for the initial purchase order of Medizone Bio. The Promissory Note bears interest at a rate of 10% per annum and is due upon demand from the holder.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we had hoped to implement the following changes during our fiscal year ending July 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. In December 2021 we appointed new members to the Board of Directors and hope to take additional remedial actions in the future.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the name, age, and position of our current director and executive officer as of the date of this Annual Report.

Name	Age	Position(s) and Office(s) Held
Jim Morrison	62	President/CEO and Director
Dr. Babak Ghalili	56	Vice President and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Jim Morrison was previously President of L'Oréal for 9 years, he acquired Redken and Matrix and led a top-line growth average above 20%. As CEO, he headed the first celebrity-driven video shopping app in partnership with SPRINT; Graham Webb, one of the most successful startups in hair care; and Sexy Hair Concepts for four years. He has served as President/CEO and a Director of Regen Biowellness, Inc., (formerly Availa Bio, Inc.), since May 2020, a health and wellness product provider.

Dr. Babak “Bobby” Ghalili, DMD, is one of the foremost periodontal and reconstructive dental surgeons in the field, he is an Associate Professor of Periodontal Surgery at New York University and the University of Medicine and Dentistry of New Jersey. Dr. Ghalili is a graduate of Brandeis University, Tufts University, and UMDMJ, and author of 21 patents (6 awarded patents and 15 patent pending).

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

On January 18, 2022, the Company entered into a Partnership Agreement with Medizone Bio, an entity with principal offices in Naples, Florida. Dr. Babak Ghalili, a director of the Company, is President of Medizone Bio. The Partnership Agreement provides for a 50/50 partnership for the production of biodegradable face masks, and medical supplies, such as personal protective equipment (PPE) and COVID-19 testing materials. Under the Partnership Agreement, Integrity Wellness is to provide an initial funding of $300,000 in financing for Medizone Bio to manufacture the first Medizone Bio products purchase order. This purchase order has a value of $1,200,000. The Company has borrowed the money for this purpose as described below. Integrity Wellness will provide the partnership with financing, marketing, sales distribution in wholesale, retail and direct-to-consumer (e.g., QVC, HSN, Amazon, etc.), financing for general working capital and purchase order financing, while Medizone Bio provides the partnership with a series of purchase orders. The net profits, if any, will be distributed between the partners in equal proportions.

Integrity Wellness has issued a Promissory Note in the principal amount of $300,000 to 7X Enterprises, Inc. (“7X”) in exchange for 7X advancing $300,000 to Integrity Wellness for the purchase order financing for the initial purchase order of Medizone Bio. The Promissory Note bears interest at a rate of 10% per annum and is due upon demand from the holder. Dr. Babak Ghalili, a director of the Company, is President of 7X.

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
January 28, 2022

By:	/s/ Dr. Babak Ghalili
Dr. Babak Ghalili
Director
January 28, 2022

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
January 28, 2022

By:	/s/ Dr. Babak Ghalili
Dr. Babak Ghalili
Director
January 28, 2022

