Form 10-K/A
period 2021-07-31
Cannagistics Inc.
filed 2022-02-22
CIK 1304741

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

EXPLANATORY NOTE

Cannagistics, Inc., is filing this Amendment No.2 (this “Amendment”) to its Amended Annual Report on Form 10-K/A for the year ended July 31, 2021 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2022, and which reported on the years ended July 31, 2021 and 2020, to expand the disclosure in Note 11 to the financial statements.

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

Balance Sheet and Statement of Stockholders’ Deficit:

	Reported	Restatement	Restated

TOTAL ASSETS	$45,007	$—	$45,007

TOTAL LIABILITIES	$5,691,710	$—	$5,691,710

STOCKHOLDERS' DEFICIT:
Preferred Stock	10,000	(10,000)	—
Series E Preferred Stock	—	900	900
Series F Preferred Stock	—	4,400	4,400
Common stock	189,561	—	189,561
Common stock issuable	—	290,000	290,000
Additional paid-in capital	9,810,927	14,674,700	24,485,627
Treasury stock	(45,000)	—	(45,000)
Accumulated deficit	(15,612,191)	(14,960,000)	(30,572,191)
TOTAL STOCKHOLDERS' DEFICIT	(5,646,703)	—	(5,646,703)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$45,007	$—	$45,007

Statement of Operations:

	Reported	Restatement	Restated
Loss from operations	$(646,928)	$—	$(646,928)

Other income (expense)
Interest income	87,036	—	87,036
Interest expense	(760,576)	—	(760,576)
Settlement fees	(25,000)	—	(25,000)
Loss on derivative liabilities	(1,481,943)	—	(1,481,943)
Change in fair value of derivative liabilities	437,058	—	437,058
Loss on acquisition	—	(14,960,000)	(14,960,000)
Total other expense	(1,743,425)	(14,960,000)	(16,703,425)

Net loss	$(2,390,353)	$(14,960,000)	$(17,350,353)

Net loss per share- basic and fully diluted	$(0.02)	$(0.10)	$(0.11)

Weighted average shares outstanding	151,200,965	151,200,965	151,200,965

Statement of Cash flows:

	Reported	Restatement	Restated
Net loss	$(2,390,353)	$(14,960,000)	$(17,350,353)

Adjustments to reconcile net loss to net cash provided by operating activities:
Settlement Fees on conversion of stock	13,000	—	13,000
Penalty on convertible note payable	25,000	—	25,000
Loss on derivative liabilities	1,481,943	—	1,481,943
Change in fair value of derivative liabilities	(437,058)	—	(437,058)
Amortization of debt discount	258,176	—	258,176
Loss on acquisition	—	14,960,000	14,960,000

Changes in operating assets and liabilities
Prepaid expense	(15,000)	—	(15,000)
Security deposit	3,634	—	3,634
Accounts payable and accrued expenses	472,643	—	472,643
Accounts payable- related parties	39,977	—	39,977
Cash flows from operating activities	(548,038)	—	(548,038)

Cash flows from investing activities	—	—	—

Cash flows from financing activities	577,360	—	577,360

Net increase in cash	29,322	—	29,322

Cash, beginning of year	685	—	685

Cash, end of year	$30,007	$—	$30,007

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
February 22, 2022

By:	/s/ Dr. Babak Ghalili
Dr. Babak Ghalili
Director
February 22, 2022

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
February 22, 2022

By:	/s/ Dr. Babak Ghalili
Dr. Babak Ghalili
Director
February 22, 2022

