Form 10-Q
period 2022-01-31
Cannagistics Inc.
filed 2022-03-22
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2022

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 266,424,608 common shares as of March 15, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Interim Balance Sheets as of January 31, 2022 (unaudited) and July 31, 2021 (audited);
F-2	Condensed Consolidated Interim Statements of Operations for the three and six months ended January 31, 2022 (unaudited) and 2021 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the three and six months ended January 31, 2022 (unaudited) and 2021 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements. (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2022, are not necessarily indicative of the results that can be expected for the full year.

3

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2022	July 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$562	$30,007
Loan receivable	32,500	—
Prepaid expenses	25,000	15,000
Related party receivables, less allowance for doubtful accounts of $1,124,029	—	—
TOTAL CURRENT ASSETS	58,062	45,007

TOTAL ASSETS	$58,062	$45,007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,277,589	$1,058,606
Promissory notes, net of discount of $39,231 January 31, 2022 and July 31, 2021, respectively	520,000	520,000
Convertible notes payable, net of discount of $306,678 and $301,537 January 31, 2022 and July 31, 2021, respectively	3,109,298	2,329,996
Derivative liabilities	123,908	529,171
Related party payables	493,854	416,159
Liabilities of discontinued operations	837,778	837,778
TOTAL CURRENT LIABILITIES	6,362,697	5,691,710

TOTAL LIABILITIES	6,362,697	5,691,710

STOCKHOLDERS' DEFICIT:

Preferred stock:
Series E Preferred Stock; $0.001 par value; 3,600,000 shares authorized, 900,000 and 900,000 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	900	900
Series F Preferred Stock; $0.001 par value; 4,400,000 shares authorized, 4,400,000 and 4,400,000 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	4,400	4,400
Common stock; $0.001 par value; 500,000,000 and 250,000,000 shares authorized as of January 31, 2022 and July 31, 2021, respectively; 266,424,608 and 189,561,572 outstanding and issued as of January 31, 2022 and July 31, 2021, respectively	266,424	189,561
Common stock issuable	290,000	290,000
Additional paid-in capital	25,212,259	24,485,627
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(32,033,618)	(30,572,191)
TOTAL STOCKHOLDERS' DEFICIT	(6,304,635)	(5,646,703)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$58,062	$45,007

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021

Revenues	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
General and administrative expenses	16,152	20,717	43,278	36,533
Bad debt	21,759	21,759	43,518	43,518
Rent	4,987	3,025	9,915	10,511
Consulting	99,000	9,625	683,979	38,125
Professional fees	27,612	64,766	214,727	147,650
Total operating expenses	169,510	119,892	995,418	276,337

Loss from operations	(169,510)	(119,892)	(995,418)	(276,337)

Other income (expense)
Interest Income	21,759	21,759	43,518	43,518
Interest expense	(339,711)	(164,337)	(691,629)	(311,971)
Settlement Fees	21,875	—	(48,000)	(25,000)
Gain (loss) on derivative liabilities	(7,087)	(241,835)	123,822	(1,177,910)
Change in fair value of derivative liabilities	(22,262)	122,167	106,279	79,385
Total other expense	(494,936)	(262,246)	(466,010)	(1,391,978)

Net loss	(577,068)	(382,138)	(1,461,427)	(1,668,315)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	254,709,099	160,806,048	226,022,283	131,902,229

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Common Stock to be Issued		Preferred Stock D		Preferred Stock E		Preferred Stock F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Accumulated Deficit	Total Stockholders’ Deficit
Balance, July 31, 2020	105,099,277	$105,099	—	$—	10,000,000	$10,000	—	$—	—	$—	$8,490,720	$(45,000)	$—	$(13,221,838)	$(4,661,019)

Shares issued for conversion of convertible debt	81,962,467	81,962	—	—	—	—	—	—	—	—	1,297,709	—	—	—	1,379,671
Shares issued for settlement of payables	2,499,828	2,500	—	—	—	—	—	—	—	—	22,498	—	—	—	24,998
Acquistion of Integrity Wellness	—	—	290,000,000	290,000	(10,000,000)	(10,000)	900,000	900	4,400,000	4,400	14,674,700	—	—	—	14,960,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,350,353)	(17,350,353)
Balance, July 31, 2021	189,561,572	$189,561	290,000,000	$290,000	—	$—	900,000	$900	4,400,000	$4,400	$24,485,627	$(45,000)	$—	$(30,572,191)	$(5,646,703)

Shares issued for conversion of convertible debt	67,422,926	67,423	—	—	—	—	—	—	—	—	358,468	—	—	—	425,891
Shares issued for services	9,440,110	9,440	—	—	—	—	—	—	—	—	368,164	—	—	—	377,604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,461,427)	(1,461,427)
Balance, January 31, 2022	266,424,608	$266,424	290,000,000	$290,000	—	$—	900,000	$900	4,400,000	$4,400	$25,212,259	$(45,000)	$—	$(32,033,618)	$(6,304,635)

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	January 31, 2022	January 31, 2021
Cash Flows from Operating Activities
Net loss	$(1,461,427)	$(1,668,315)

Adjustments to reconcile net loss to net cash provided by operating activities:
Settlement Fees on conversion of stock	—	13,000
Penalty on convertible note payable	48,000	25,000
Loss (gain) on derivative liabilities	(123,822)	513,750
Change in fair value of derivative liabilities	(106,279)	584,775
Amortization of debt discount	—	83,176
Accrued interest	691,629	—
Shares issued for services	377,604	—

Changes in assets and liabilities
Accounts receivable and other receivables	(32,500)	—
Prepaid expense	(10,000)	—
Accounts payable and accrued expenses	219,253	253,387
Accounts payable - related parties	77,695	—
Net cash used in operating activities	$(319,848)	$(195,227)

Cash Flows from Financing Activities
Proceeds from convertible notes, net of amortization of $557,500	557,500	133,000
Proceeds from related parties	18,530	96,789
Payments on convertible notes	(225,322)	—
Payments to related parties	(60,305)	(34,600)
Net cash provided by financing activities	290,403	195,189

Net decrease in cash	(29,445)	(38)

Cash, beginning of period	30,007	685

Cash, end of period	562	647

Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Cash paid for tax	—	—

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$306,678	$12,000
Original issuance discount on promissory notes payable	$39,231	$—
Conversion of notes payable, fees and derivative liabilities	$234,330	$802,731
Conversion of common stock payable	$—	$—

See accompanying notes to the consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of January 31, 2022, and July 31, 2021:

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$123,908	$123,908

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$529,171	$529,171

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of January 31, 2022, and July 31, 2021, the allowance for doubtful accounts was $0 and $0, respectively.

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

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of January 31, 2022, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these January 31, 2022, financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2022, the Company has an accumulated deficit of $32,033,618 , and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,296 for $10 dollars. As such, the assets of KRG Logistics, Inc. were removed from the accounts, and all remaining liabilities were classified as Discontinued Operations in the accompanying Balance Sheets. As of January 31, 2022, and July 31, 2021, the summaries of liabilities pertaining to discontinued operations were as follows:

	January 31, 2022	July 31, 2021
Accounts payable	$460,262	$460,262
Royal Bank line of credit	289,242	289,242
Unearned revenue	14,833	14,833
Accrued liabilities	64,663	64,663
Custom duties & GST payable	6,019	6,019
HST	2,759	2,759
Liabilities of discontinued operations	$837,778	$837,778

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of January 31, 2022, and July 31, 2021, consisted of the following:

Description	January 31, 2022	July 31, 2021
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 8% per annum.	$135,000	$135,000
Note payable dated February 4, 2020, matured February 4, 2021, bearing interest at 18% per annum.	$5,000	$5,000
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 8% per annum.	$200,000	$200,000
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 8% per annum.	$150,000	$150,000
Total	$520,000	$520,000
Less current portion of long-term debt	$520,000	$520,000
Total long-term debt	—	—

Interest expense for the six months ended January 31, 2022 and 2021, was $7,410 and $7,410, respectively.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of January 31, 2022, and July 31, 2021, consisted of the following:

Description	October 31, 2021	July 31, 2021

Convertible note agreement dated November 1, 2013, in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018, in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019, in the amount of $800,000 payable and due on March 20, 2020, bearing interest at 24% per annum.	$800,000	$800,000
Convertible note agreement dated June 28, 2019, in the amount of $300,000 payable and due on June 28, 2020, bearing interest at 20% per annum.	$300,000	$300,000
Convertible note agreement dated August 6, 2019, in the amount of $31,500 payable and due on August 6, 2020, bearing interest at 20% per annum.	$31,500	$31,500
Convertible note agreement dated August 19, 2019, in the amount of $3,800 payable and due on August 19, 2020, bearing interest at 24% per annum.	$3,800	$3,800
Convertible note agreement dated September 4, 2019, in the amount of $36,500 payable and due on September 4, 2020, bearing interest at 20% per annum.	$36,500	$36,500
Convertible note agreement dated December 4, 2019, in the amount of $95,000 payable and due on December 4, 2020, bearing interest at 12% per annum.	$147,500	$147,500
Convertible note agreement dated April 15, 2020, in the amount of $31,500 payable at April 15, 2021, bearing interest at 10% per annum, net of discount.	$15,887	$15,877
Convertible note agreement dated December 2, 2020, in the amount of $40,000 payable and due on December 2, 2021, bearing interest at 12% per annum.	$40,000	$40,000
Convertible note agreement dated April 6, 2021, in the amount of $53,000 payable and due on April 6, 2022, bearing interest at 12% per annum.	$—	$53,000
Convertible note agreement dated April 7, 2021, in the amount of $111,555 payable and due on April 7, 2022, bearing interest at 10% per annum.	$111,555	$111,555
Convertible note agreement dated April 12, 2021, in the amount of $43,000 payable and due on April 12, 2022, bearing interest at 12% per annum.	$29,500	$43,000
Convertible note agreement dated April 20, 2021, in the amount of $43,750 payable and due on April 7, 2022, bearing interest at 12% per annum.	$65,625	$43,750
Convertible note agreement dated August 5, 2021, in the amount of $500,000 payable and due on August 5, 2022, non-interest bearing.	$500,000	$—
Convertible note agreement dated August 10, 2021, in the amount of $150,000 payable and due on August 10, 2022, non-interest bearing.	$150,000	$—
Convertible note agreement dated August 23, 2021, in the amount of $200,000 payable and due on August 23, 2022, bearing interest at 12% per annum .	$200,000	$—
Convertible note agreement dated December 14, 2021, in the amount of $78,750 payable and due on December 14, 2022, bearing interest at 12% per annum.	$78,750	$—
Convertible note agreement dated December 30, 2021, in the amount of $53,750 payable and due on December 30, 2022, bearing interest at 12% per annum .	$53,750	$—

Convertible notes total:	$3,051,233	$2,631,533

The Company amortizes the discounts arising from on-issuance discounts and derivative liabilities (see discussion below) over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the six months ended January 31, 2022, the Company amortized $187,875 to interest expense. As of January 31, 2022, discounts of $551,038 remained for which will be amortized through December 2022.

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

As of July 31, 2021, the Company had existing derivative liabilities of $529,171 related to four convertible notes. During the six months ended January 31, 2022, approximately $192,000 in principal and accrued interest of the outstanding convertible notes were converted into 67,422,926 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the six months ended January 31, 2022, the Company recorded $234,330 to additional paid-in capital for the relief of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0007 to $0.0062, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.001 to $0.012, an expected dividend yield of 0%, expected volatility ranging from 219% to 285%, risk-free interest rates ranging from 0.1% to 0.27%, and expected terms ranging from 0.38 to 0.5 years.

During the six months ended January 31, 2022, two new notes with a variable-rate conversion feature were issued. The Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $71,111. Since the fair value of the derivative was in excess of the proceeds received for one of these notes, a full discount to the convertible notes payable and a day one loss on derivative liabilities of $11,942 was recorded during the six months ended January 31, 2022. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices of $0.01 to $0.01, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.002 to $0.013, an expected dividend yield of 0%, expected volatilities ranging from 222%-290%, risk-free interest rate ranging from 0.26% to 0.38%, and expected terms of one year.

On January 31, 2022, the derivative liabilities on these convertible notes were revalued at $123,910 resulting in a gain of $242,042 for the six months ended January 31, 2022 related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.01, the closing stock price of the Company's common stock on the date of valuation of $0.004, an expected dividend yield of 0%, expected volatility of 297%, risk-free interest rate of 0.78%, and an expected term ranging from 0.21 to 0.91 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $3,806 and $0 during the six months ended January 31, 2022, and January 31, 2021, respectively. As of January 31, 2022, and January 31, 2021, there were $493,854 and $443,359 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the six months ended January31, 2022, and January 31, 2021, and consulting fees paid were $177,295 and $96,635 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

 The Company on February 20, 2018, entered into a related party (that being Recommerce Group, Inc. and our former President and current Vice-President of Corporate Finance and a Director, is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $43,518 and $43,518 for the six months ended January 31, 2022 and January 31, 2021, respectively, has been recorded in the financial statements.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of Preferred stock. As of January 31, 2022, and July 31, 2021, there were 266,424,608 and 189,561,572 shares of common stock outstanding, respectively. There were 900,000 shares of Series E Preferred stock and 4,400,000 shares of Series F Preferred stock outstanding as of January 31, 2022, and July 31, 2021, respectively.  The Company had 290,000,000 shares of common stock issuable at January 31, 2022, and July 31, 2021, respectively.

During the six months ended January 31, 2022, the Company issued 67,422,926 for the conversion of convertible debt and 9,440,110 for services.

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

NOTE 11 – SUBSEQUENT EVENTS

Management of the Company has evaluated the subsequent events that have occurred through the date of the report and determined there are no subsequent events require disclosure:

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

Through Integrity Wellness we currently have four developed products, the majority of which we offer at retail prices ranging from approximately $30 to $60 (excluding our veterinary and agricultural product offerings). Our currently developed products are at the stage where they are ready for production, awaiting funding for the final steps of production, such as sourcing the manufacturing, procuring the necessary ingredients, determining the quantity of each item for packaging, and setting up distribution channels.  All these steps require capital. Many distributors have already expressed interest once we have begun production. We have received approval from the U.S. Food and Drug Administration (the “FDA”) for our Silverpro product’s claim, and we currently have no FDA applications in process for any of our other products, but may apply at some point in the future, likely no earlier than the later part of 2022. We anticipate that we may require FDA approval for our other products which are under development to the extent they qualify as “drugs” under the FCPA. Further, one of our products, namely Canagel may qualify for exemption from FDA pre-approval in reliance in part upon FDA monograms indicating that the ingredients contained in these products are permitted and/or approved by the FDA for marketing and consumption. We believe most of our products described below qualify as a potential “drug” under the FCPA and FDA rules, although other definitions may also apply to some of our products. See “Government Regulations” below.

With respect to intellectual property rights, we have patents issued for six of our products, and 15 patent applications pending, as indicated below. However, we presently lack the capital to produce sufficient inventory and, accordingly, will be reliant upon raising additional funds in this Offering to further commercialize these products. If we are unable to raise sufficient funds in this Offering or through other means, the production and distribution of these products may be delayed or discontinued. See the risk titled “If we cannot obtain or protect intellectual property rights related to our products, including due to uncertainties surrounding our acquisition of Integrity Wellness and its purported product portfolio, we may not be able to compete effectively in our markets” for more information. The following is a brief description our current products portfolio:

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

ImmunaZin contains an FDA approved New Dietary Ingredient (NDI), and the NDI # is 1140

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

The availability and production capability of our manufacturers depends on the raw material supplies and sources, as well as other projects on which our manufacturers may be engaged at a given time. Because of these contingencies, the lead times on production and delivery schedules can fluctuate, which may cause us to fail to meet internal or contractual deadlines. As we grow, we hope to be able to accurately forecast and manage these processes to try and ensure we have adequate inventory on hand to meet demand. A primary raw material utilized in the production process for our products is Hemp Oil isolate from cannabis which can only be produced in certain states. While we believe there are sufficient sources for Hemp Oil isolate from cannabis and other raw materials necessary to meet our production needs, shortages and delays can occur, which could harm us by prolonging or suspending expected deliveries or increasing production costs.

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

Planned Operations and Products Under Development

New and Planned Products

In addition to our developed products, we are also in the process of evaluating and developing new products. Our ability to develop and launch these products within the timeframes intended or at all depends in large part on the Company receiving sufficient proceeds from this Offering. Our Interim Financial statements do not show any research and development expenses, as all costs associated with any new products are included in the compensation paid to Independent Contractors. If we are unable to raise at least $2,500,000 in this Offering or through other means, the development, production and distribution of these products may be delayed or discontinued. Even with the required capital, planned or future projects may not come to fruition. Below is a brief summary of the projects which are planned and/or under development.

Partnership with Medizone Bio

We, through Integrity Wellness, have entered into a Partnership Agreement with Medizone Bio, Inc., (“Medizone Bio”) which provides for a 50/50 partnership for the production of biodegradable face masks, and medical supplies, such as personal protective equipment (PPE) and COVID-19 testing materials. The President and Control Person of Medizone, Bio, Inc., is Dr. Ghalili, a Director of our Company. Under the Partnership Agreement, Integrity Wellness is to provide an initial funding of $300,000 in financing for Medizone Bio to manufacture the first Medizone Bio products purchase order. This $300,000 was advanced to Medizone Bio, Inc., by Dr. Ghalili, but at the request of Dr, Ghalili is in fact an obligation of the Company. The Company executed a Promissory Note to that effect. This purchase order has a value of $1,200,000. See “Related Party Transactions.” Integrity Wellness will provide the partnership with financing, marketing, sales distribution in wholesale, retail and direct-to-consumer (e.g., QVC, HSN, Amazon, etc.), financing for general working capital and purchase order financing, while Medizone Bio provides the partnership with a series of purchase orders. The net profits, if any, will be distributed between the partners in equal proportions.

Exosome Product Research and Development

We are in the early stages of developing a new business which will focus on a new line of products using naturally occurring nanosized compounds (approximately 30-150 nanometers in diameter), referred to as “exosomes,” which are derived from stem cells and cause growth and regeneration by acting as biologic messengers at the cellular level of the human body. Exosomes work by delivering chemical signals to the cells they permeate, instigating the production of regenerative proteins and other compounds while also inhibiting destructive inflammatory cytokines. We will not manufacture the exosome products, but rather we intend to distribute exosome products manufactured by FDA-certified manufacturing facilities. The exosome products are being developed for skin care and topical use only. The products are being developed by Independent Contractors of the Company, specifically 7X Enterprises, Inc., (controlled by Dr. Ghalili, one of our Directors) and John Borja, as part of the compensation paid to them by the Company. There is no specific timeline or milestone for any of the potentially new products being developed by them. As part of their efforts, we are working with exosome manufacturers to further research and develop these products, which includes developing a plan to file any necessary applications and documentation with the FDA to obtain FDA approval, if required, and intend to have such application submitted in 2022. These applications, once we make the determination to proceed, will be developed by the Company internally. We intend to explore the potential use of exosome science to develop products designed to serve regenerative and health and wellness functions such as hair and skin regeneration. However, we are still in the very early development of this project, and no assurances can be given that we will be able to proceed with our planned exosome product operations as intended or at all. We do not expect to own or acquire intellectual property rights or participate directly in the development and manufacturing efforts for exosome products, and instead intend to license the intellectual property rights of third parties in order to market and sell the finished products.

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

Results of Operation for Three months Ended January 31, 2022, and 2021

Revenues

No revenue was generated for the six months ended January 31, 2022, and 2021.

Our cost of revenues was $0 for the six months ended January 31, 2022, as compared with cost of revenue of $0 for the same period ended January 31, 2021.

Operating Expenses

Total operating expenses increased to $169,510 for the six months ended January 31, 2022, from $119,892 at October 31, 2020. This increase was mainly due mainly to an increase in Consulting Fees and a decrease in Professional fees.

Operating expenses for the six months ended January 31, 2022, consisted of general and administrative expenses of $43,278, professional fees of $214,727, rent of $9,915, and consulting fees of $683,979. The increase in Consulting Fees is a result of the acquisition of Integrity Wellness and the obligations for the payments of the Independent Contractors working on the development of the Intellectual Property acquired in the acquisition, including 7X Enterprises, Inc., and John Borja. Our operating expenses for the three months ended January 31, 2022, consisted of general and administrative expenses of $16,152, professional fees of $27,612, rent of $4,987, and consulting fees of $99,000.

Other Income and Expenses

We had interest income of $21,759 for the three months ended January 31, 2022, and $21,759 for the six months ended January 31, 2021. We had interest expense of $691,629 for the six months ended January 31, 2022, as compared to $311,971 for the six months ended January 31, 2021. We had Settlement Fees of $(48,000) for the six months ended January 31, 2022, as compared to $(25,000) for the six months ended January 31, 2021. We had a Loss on Derivative Liabilities of $123,822 for the six months ended January 31, 2022, as compared to $(1,177,910) for the six months ended January 31, 2021. We had a Change in fair value of derivative labilities of $106,279 for the six months ended January 31, 2022, as compared to $79,385 for six months ended January 31, 2021.

Net Loss

Net loss for the six months ended January 31, 2022 was $(1,461,427) compared to net loss of $(1,668,315) for the six months ended January 31, 2021

Liquidity and Capital Resources

As of January 31, 2022, we had total current assets of $58,062 and total current liabilities of $6,362,697 as of January 31, 2022. We had a negative working capital of $6,304,635as of January 31, 2022.

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

Off Balance Sheet Arrangements

As of January 31, 2022, there were no off-balance sheet arrangements.

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

Related party Transactions

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

Cannagistics Inc.
Date:	March 22, 2022
By:	/s/ Jim Morrison
Jim Morrison
Title:	President, Chief Executive Officer, and Director

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
March 22, 2022

By:	/s/ Dr. Babak Ghalili
Dr. Babak Ghalili
Director
March 22, 2022

