Form 10-Q
period 2022-04-30
Cannagistics Inc.
filed 2022-08-04
CIK 1304741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2022

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Interim Balance Sheets as of April 30, 2022 (unaudited) and July 31, 2021 (audited);
F-2	Condensed Consolidated Interim Statements of Operations for the three and nine months ended April 30, 2022 (unaudited) and 2021 (unaudited);
F-3	Condensed Consolidated Interim Statements of Cash Flows for the three and nine months ended April 30, 2022 (unaudited) and 2021 (unaudited); and
F-4	Notes to Condensed Consolidated Interim Financial Statements. (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2022, are not necessarily indicative of the results that can be expected for the full year.

3

CANNAGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2022	July 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104	$30,007
Loan receivable	56,500	—
Prepaid expenses	25,000	15,000
Related party receivables, less allowance for doubtful accounts of $1,145,788	—	—
TOTAL CURRENT ASSETS	81,604	45,007

TOTAL ASSETS	$81,604	$45,007

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,402,755	$1,058,606
Promissory notes, April 30, 2022 and July 31, 2021, respectively	520,000	520,000
Convertible notes payable, net of discount of $195,028 and $301,537 April 30, 2022 and July 31, 2021, respectively	3,281,205	2,329,996
Derivative liabilities	69,680	529,171
Related party payables	594,331	416,159
Liabilities of discontinued operations	837,778	837,778
TOTAL CURRENT LIABILITIES	6,705,749	5,691,710

TOTAL LIABILITIES	6,705,748	5,691,710

STOCKHOLDERS' DEFICIT:
Preferred Stock;
Series E Preferred Stock; $0.001 par value; 3,600,000 shares authorized, 900,000 and 900,000 shares issued and outstanding as of April 30, 2022 and July 31, 2021, respectively	900	900
Series F Preferred Stock; $0.001 par value; 4,400,000 shares authorized, 4,400,000 and 4,400,000 shares issued and outstanding as of April 30, 2022 and July 31, 2021, respectively	4,400	4,400
Common stock; $0.001 par value; 500,000,000 and 250,000,000 shares authorized as of April 30, 2022 and July 31, 2021, respectively; 266,424,608 and 189,561,572 outstanding and issued as of April 30, 2022 and July 31, 2021, respectively	266,424	189,561
Common stock issuable	290,000	290,000
Additional paid-in capital	25,212,259	24,485,627
Treasury stock	(45,000)	(45,000)
Accumulated deficit	(32,353,128)	(30,572,191)
TOTAL STOCKHOLDERS' DEFICIT	(6,624,145)	(5,646,703)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$81,604	$45,007

See accompanying notes to the condensed consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021

Revenues	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
General and administrative expenses	12,139	20,717	55,417	36,533
Bad debt	21,759	21,759	65,277	43,518
Rent	2,898	3,025	12,813	10,511
Consulting	15,000	9,625	698,979	38,125
Professional fees	24,438	64,766	239,165	147,650
Total operating expenses	76,234	119,892	1,071,651	276,337

Loss from operations	(76,234)	(119,892)	(1,071,651)	(276,337)

Other income (expense)
Interest Income	21,759	21,759	65,277	43,518
Interest expense	(319,263)	(164,337)	(1,010,892)	(311,971)
Settlement Fees	—	—	(48,000)	(25,000)
Gain on derivative liabilities	—	(241,835)	123,822	(1,177,910)
Change in fair value of derivative liabilities	54,228	122,167	160,507	79,385
Total other expense	(243,276)	(262,246)	(709,286)	(1,391,978)

Net loss	(319,510)	(382,138)	(1,780,937)	(1,668,315)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	266,424,608	160,806,048	239,242,161	131,902,229

See accompanying notes to the condensed consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Common Stock to be Issued		Preferred Stock E		Preferred Stock F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Deficit
Balance, July 31, 2021	189,561,572	$189,561	290,000,000	$290,000	900,000	$900	4,400,000	$4,400	$24,485,627	$(45,000)	$(30,572,191)	$(5,646,703)

Shares issued for conversion of convertible debt	20,466,992	20,467	—	—	—	—	—	—	248,965	—	—	269,432
Shares issued for services	9,440,110	9,440	—	—	—	—	—	—	368,164	—	—	377,604
Net loss	—	—	—	—	—	—	—	—	—	—	(884,359)	(884,359)

Balance, October 31, 2021	219,468,674	219,468	290,000,000	290,000	900,000	900	4,400,000	4,400	25,102,756	(45,000)	(31,456,550)	(5,884,026)

Shares issued for conversion of convertible debt	46,955,934	46,956	—	—	—	—	—	—	109,503	—	—	156,459
Shares issued for services	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(577,068)	(577,068)

Balance, January 31, 2022	266,424,608	266,424	290,000,000	290,000	900,000	900	4,400,000	4,400	25,212,259	(45,000)	(32,033,618)	(6,304,635)

Shares issued for conversion of convertible debt	—	—	—	—	—	—	—	—	—	—	—	—
Shares issued for services	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(319,510)	(319,510)

Balance, April 30, 2022	266,424,608	$266,424	290,000,000	$290,000	900,000	$900	4,400,000	$4,400	$25,212,259	$(45,000)	$(32,353,128)	$(6,624,145)

See accompanying notes to the condensed consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	April 30, 2022	April 30, 2021
Cash Flows from Operating Activities
Net loss	$(1,780,937)	$(1,668,315)

Adjustments to reconcile net loss to net cash provided by operating activities:
Settlement Fees on conversion of stock	—	13,000
Penalty on convertible note payable	48,000	25,000
Loss on derivative liabilities	(123,822)	513,750
Change in fair value of derivative liabilities	(160,507)	584,775
Amortization of debt discount	—	83,176
Accrued interest	1,010,892	—
Stock based compensation	377,604	—

Changes in assets and liabilities
Accounts receivable and other receivables	(56,500)	—
Prepaid expense	(10,000)	—
Accounts payable and accrued expenses	344,149	253,387
Accounts payable - related parties	173,172	—
Net cash used in operating activities	$(177,949)	$(195,227)

Cash Flows from Financing Activities
Proceeds from convertible notes, net of amortization of $425,000	557,500	133,000
Proceeds from promissory notes	5,000	—
Proceeds from related parties	68,330	96,789
Payments on convertible notes	(422,478)	—
Payments to related parties	(60,306)	(34,600)
Net cash provided by financing activities	148,046	195,189

Net increase in cash	(29,903)	(38)

Cash, beginning of period	30,007	685

Cash, end of period	104	647

Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Cash paid for tax	—	—

Non-cash investing and financing transactions
Original issuance discount on convertible notes payable	$225,159	$12,000
Original issuance discount on promissory notes payable	—	—
Conversion of notes payable, fees and derivative liabilities	$234,330	$802,731
Conversion of common stock payable	$—	$—

See accompanying notes to the condensed consolidated financial statements

CANNAGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the accounts of Cannagistics, Inc. and its wholly owned subsidiaries American Freight Xchange, Inc and Global3pl, Inc. (Ontario), formerly known as KRG Logistics, Inc. All significant inter-company transactions and balances have been eliminated.

Basis of Presentation

We have summarized our most significant accounting policies for the fiscal years ended July 31, 2021, and July 31, 2020

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of April 30, 2022, and July 31, 2021:

	April 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$69,680	$69,680

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$529,171	$529,171

Accounts receivable and allowance for doubtful accounts

Accounts receivables are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of April 30, 2022, and July 31, 2021, the allowance for doubtful accounts was $0 and $0, respectively.

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

NOTE 3 – GOING CONCERN

Management does not expect existing cash as of April 30, 2022, to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these April 30, 2022, financial statements. These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2022, the Company has an accumulated deficit of $32,353,128,  and has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we may also raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – DISCONTINUED OPERATIONS

On November 6, 2019, the Company discontinued its operations of subsidiary Global3pl, Inc., formerly known as KRG Logistics, Inc., (an Ontario corporation) and sold the assets of $54,296 for $10 dollars. As such, the assets of KRG Logistics, Inc. were removed from the accounts, and all remaining liabilities were classified as Discontinued Operations in the accompanying Balance Sheets. As of April 30, 2022, and July 31, 2021, the summaries of liabilities pertaining to discontinued operations were as follows:

	April 30, 2022	July 31, 2021
Accounts payable	$460,262	$460,262
Royal Bank line of credit	289,242	289,242
Unearned revenue	14,833	14,833
Accrued liabilities	64,663	64,663
Custom duties & GST payable	6,019	6,019
HST	2,759	2,759
Liabilities of discontinued operations	$837,778	$837,778

NOTE 5 – PROMISSORY NOTES

Promissory notes payable as of April 30, 2022, and July 31, 2021, consisted of the following:

Description	April 30, 2022	July 31, 2021
Note payable dated March 8, 2018, matured March 8, 2019, bearing interest at 10% per annum.	$30,000	$30,000
Note payable dated July 18, 2018, matured July 18, 2019, bearing interest at 8% per annum.	$135,000	$135,000
Note payable dated February 4, 2020, matured February 4, 2021, bearing interest at 18% per annum.	$5,000	$5,000
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 8% per annum.	$200,000	$200,000
Note payable dated June 6, 2021, matured June 6, 2022, bearing interest at 8% per annum.	$150,000	$150,000
Total	$520,000	$520,000
Less current portion of long-term debt	$520,000	$520,000
Total long-term debt	—	—

Interest expense for the nine months ended April 30, 2022 and 2021, was $11,041 and $11,035, respectively.

NOTE 6 - CONVERTIBLE DEBT

Convertible debt as of April 30, 2022, and July 31, 2021, consisted of the following:

Description	April 30, 2022	July 31, 2021

Convertible note agreement dated November 1, 2013, in the amount of $30,000 payable and due on demand bearing interest at 12% per annum. Principal and accrued interest is convertible at $.002250 per share.	$11,041	$11,041
Convertible note agreement dated February 20, 2018, in the amount of $1,034,000 payable and due on demand bearing interest at 10% per annum. Principal and accrued interest is convertible at $.028712 per share.	$1,034,000	$1,034,000
Convertible note agreement dated March 13, 2019, in the amount of $800,000 payable and due on March 20, 2020, bearing interest at 24% per annum.	$800,000	$800,000
Convertible note agreement dated June 28, 2019, in the amount of $300,000 payable and due on June 28, 2020, bearing interest at 20% per annum.	$300,000	$300,000
Convertible note agreement dated August 6, 2019, in the amount of $31,500 payable and due on August 6, 2020, bearing interest at 20% per annum.	$31,500	$31,500
Convertible note agreement dated August 19, 2019, in the amount of $3,800 payable and due on August 19, 2020, bearing interest at 24% per annum.	$3,800	$3,800
Convertible note agreement dated September 4, 2019, in the amount of $36,500 payable and due on September 4, 2020, bearing interest at 20% per annum.	$36,500	$36,500
Convertible note agreement dated December 4, 2019, in the amount of $95,000 payable and due on December 4, 2020, bearing interest at 12% per annum.	$147,500	$147,500
Convertible note agreement dated April 15, 2020, in the amount of $31,500 payable at April 15, 2021, bearing interest at 10% per annum, net of discount.	$15,887	$15,877
Convertible note agreement dated December 2, 2020, in the amount of $40,000 payable and due on December 2, 2021, bearing interest at 12% per annum.	$40,000	$40,000
Convertible note agreement dated April 6, 2021, in the amount of $53,000 payable and due on April 6, 2022, bearing interest at 12% per annum.	$—	$53,000
Convertible note agreement dated April 7, 2021, in the amount of $111,555 payable and due on April 7, 2022, bearing interest at 10% per annum.	$111,555	$111,555
Convertible note agreement dated April 12, 2021, in the amount of $43,000 payable and due on April 12, 2022, bearing interest at 12% per annum.	$29,500	$43,000
Convertible note agreement dated April 20, 2021, in the amount of $43,750 payable and due on April 7, 2022, bearing interest at 12% per annum.	$65,625	$43,750
Convertible note agreement dated August 5, 2021, in the amount of $500,000 payable and due on August 5, 2022, non-interest bearing.	$500,000	$—
Convertible note agreement dated August 10, 2021, in the amount of $150,000 payable and due on August 10, 2022, non-interest bearing.	$150,000	$—
Convertible note agreement dated August 23, 2021, in the amount of $200,000 payable and due on August 23, 2022, bearing interest at 12% per annum .	$200,000	$—
Convertible note agreement dated December 14, 2021, in the amount of $78,750 payable and due on December 14, 2022, bearing interest at 12% per annum.	$78,750	$—
Convertible note agreement dated December 30, 2021, in the amount of $53,750 payable and due on December 30, 2022, bearing interest at 12% per annum .	$53,750	$—

Convertible notes total:	$3,051,233	$2,631,533

The Company amortizes the discounts arising from on-issuance discounts and derivative liabilities (see discussion below) over the term of the convertible promissory notes using the straight-line method which is similar to the effective interest method. During the nine months ended April 30, 2022, the Company amortized $311,359 to interest expense. As of April 30, 2022, discounts of $69,682 remained for which will be amortized through December 2022.

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

As of July 31, 2021, the Company had existing derivative liabilities of $529,171 related to four convertible notes. During the nine months ended April 30, 2022, approximately $192,000 in principal and accrued interest of the outstanding convertible notes were converted into 67,422,926 shares of common stock. At each conversion date, the Company recalculated the value of the derivative liability associated with the convertible note recording a gain (loss) in connection with the change in fair market value. In addition, the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted was reclassed to additional paid-in capital. During the nine months ended April 30, 2022, the Company recorded $726,631 to additional paid-in capital for the relief of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0007 to $0.0062, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.001 to $0.012, an expected dividend yield of 0%, expected volatility ranging from 219% to 285%, risk-free interest rates ranging from 0.1% to 0.27%, and expected terms ranging from 0.38 to 0.5 years.

During the nine months ended April 30, 2022, two new notes with a variable-rate conversion feature were issued. The Company valued the conversion features on the date of issuance resulting in initial liabilities totaling $71,111. Since the fair value of the derivative was in excess of the proceeds received for one of these notes, a full discount to the convertible notes payable and a day one loss on derivative liabilities of $11,942 was recorded during the nine months ended April 30, 2022. The Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: conversion prices of $0.01 to $0.01, the closing stock price of the Company's common stock on the dates of valuation ranging from $0.002 to $0.013, an expected dividend yield of 0%, expected volatilities ranging from 222%-290%, risk-free interest rate ranging from 0.26% to 0.38%, and expected terms of one year.

On April 30, 2022, the derivative liabilities on these convertible notes were revalued at $69,682 resulting in a gain of $160,507 for the nine months ended April 30, 2022, related to the change in fair value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following assumptions: conversion prices ranging from $0.0008 to $0.01, the closing stock price of the Company's common stock on the date of valuation of $0.004, an expected dividend yield of 0%, expected volatility of 297%, risk-free interest rate of 0.78%, and an expected term ranging from 0.21 to 0.91 years.

NOTE 7 – RELATED PARTY TRANSACTIONS

A shareholder of the Company has paid certain expenses of the Company. These amounts are reflected as a loan payable to related party. The shareholder advanced $11,406 and $3,065 during the nine months ended April 30, 2022, and April 30, 2021, respectively. As of April 30, 2022, and July 31, 2021, there were $594,331 and $416,159 due to related parties, and a shareholder, respectively.

The Company has consulting agreements with two of its shareholders to provide management and financial services that commenced on December 1, 2017. For the nine months ended April 30, 2022, and April 30, 2021, and consulting fees paid were $663,479 and $35,500 respectively. The consulting fees are included as part of professional fees on the Company’s consolidated statements of operations.

The Company on February 20, 2018, entered into a related party (that being Recommerce Group, Inc. and our former President and current Vice-President of Corporate Finance and a Director, is a principal in Recommerce Group, Inc.) note receivable in the amount of $1,034,000. The Company made an additional advance in the amount of $175,000 that is non-interest bearing. The note is payable and due on demand and bears interest at the rate of 10%. A total of $153,217 has been applied as payments against this Note. Interest expense in the amount of $65,277 and $65,277 for the nine months ended April 30, 2022, and April 30, 2021, respectively, has been recorded in the financial statements.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of Preferred stock. As of April 30, 2022, and July 31, 2021, there were 266,424,608 and 189,561,572 shares of common stock outstanding, respectively. There were 900,000 shares of Series E Preferred stock and 4,400,000 shares of Series F Preferred stock outstanding as of April 30, 2022, and July 31, 2021, respectively.  The Company had 290,000,000 shares of common stock issuable at April 30, 2022, and July 31, 2021, respectively.

Series E Preferred Stock

The Company has 3,600,000 of Series E convertible preferred stock authorized. Each share is non-voting and convertible into 100 shares of common stock. Each share is treated pari passu with common stock, adjusted for conversion, in relation to dividends and liquidation preferences.

The holders of the Series E convertible preferred stock shall have anti-dilution rights during the two-year period after the Series E convertible preferred converted into shares of Common Stock at its then effective conversion rate. The anti-dilution rights shall be pro-rata to the holder's ownership of the Series E convertible preferred stock. The Company agrees to assure that the holders of the Series E convertible preferred stock shall have and maintain at all times, full Ratchet anti-dilution protection rights as to the total number of issued and outstanding shares of common stock and preferred stock of the Company from time to time, at the rate of 36%, calculated on a fully diluted basis.

Series F Preferred Stock

The Company has 4,400,000 of Series E convertible preferred stock authorized. Each share is non-voting and convertible into 100 shares of common stock. Each share is treated pari passu with common stock, adjusted for conversion, in relation to dividends and liquidation preferences.

The holders of the Series F convertible preferred stock shall have anti-dilution rights during the two-year period after the Series F convertible preferred converted into shares of Common Stock at its then effective conversion rate. The anti-dilution rights shall be pro-rata to the holder's ownership of the Series F convertible preferred stock. The Company agrees to assure that the holders of the Series E convertible preferred stock shall have and maintain at all times, full Ratchet anti-dilution protection rights as to the total number of issued and outstanding shares of common stock and preferred stock of the Company from time to time, at the rate of 44%, calculated on a fully diluted basis.

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

Results of Operation for Three months Ended April 30, 2022, and 2021

Revenues

No revenue was generated for the nine months ended April 30, 2022, and 2021.

Our cost of revenues was $0 for the nine months ended April 30, 2022, as compared with cost of revenue of $0 for the same period ended April 30, 2021.

Operating Expenses

Total operating expenses increased by $795,314 for the nine months ended April 30, 2022, from $1,071,651 at April 30, 2022 and $276,337 at April 30, 2021. This increase was mainly due mainly to an increase in Consulting Fees and Professional fees.

Operating expenses for the nine months ended April 30, 2022, consisted of general and administrative expenses of $55,417, bad debt of $65,277, rent of $12,813, consulting fees of $698.979, and professional fees of $239,165. The increase in Consulting Fees is a result of the acquisition of Integrity Wellness and the obligations for the payments of the Independent Contractors working on the development of the Intellectual Property acquired in the acquisition, including 7X Enterprises, Inc., and John Borja. Operating expenses for the nine months ended April 30, 2021, consisted of general and administrative expenses of $36,533, bad debt of $43,518, rent of $10,511, consulting fees of $38,125, and professional fees of $147,650.

Other Income and Expenses

Total other income and expenses for the nine months ended April 30, 2022 amounted to a total other expenses of $709,286, and $1,290,094 at April 30, 2021. The decrease of 580,808 in expenses was mainly due to the change in fair value of derivative liabilities. We had interest income of $65,277 for the nine months ended April 30, 2022, and $65,277 for the nine months ended April 30, 2021. We had interest expense of $1,010,892 for the nine months ended April 30, 2022, as compared to $311,971 for the nine months ended April 30, 2021. We had settlement fees of $48,000 for the nine months ended April 30, 2022, as compared to $25,000 for the nine months ended April 30, 2021. We had a gain on derivative liabilities of $123,822 for the nine months ended April 30, 2022, as compared to a loss on derivative liabilities of $1,177,910 for the nine months ended April 30, 2021. We had a gain in fair value of derivative liabilities of $160,507 for the nine months ended April 30, 2022, as compared to a gain of $79,385 for nine months ended April 30, 2021.

Net Loss

Net loss for the nine months ended April 30, 2022, was $1,780,937 compared to net loss of $1,668,315 for the nine months ended April 30, 2021

Liquidity and Capital Resources

As of April 30, 2022, we had total current assets of $81,604 and total current liabilities of $6,705,749 as of April 30, 2022. We had a negative working capital of $6,624,145 as of April 30, 2022.

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

Off Balance Sheet Arrangements

As of April 30, 2022, there were no off-balance sheet arrangements.

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

As of April 30, 2022, we had an accumulated deficit of $32,353,128. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. While we are expanding our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of April 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the actions taken pursuant to the Reorganization under Section 251(g) of the Delaware Corporation Law, as described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2021, the Company believes that there would be no material effect on the Company from this litigation. However, if we are found liable for the judgment, even though Delaware Law expressly provides otherwise, we would be forced to pay such amount in available cash, if any, and to satisfy the balance by selling our assets which were only $56,604 as of April 30, 2022. Therefore, such a development would have a material adverse effect on our business and could force us to cease operations, in which case your entire investment could become worthless.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cannagistics Inc.
Date:	August 4, 2022
By:	/s/ Jim Morrison
Jim Morrison
Title:	President, Chief Executive Officer, and Director

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
August 4, 2022

By:	/s/ Dr. Babak Ghalili
Dr. Babak Ghalili
Director
August 4, 2022

